Form 10KSB
period 1999-12-31
LIBERTY MINT LTD
filed 2000-04-03
CIK 1042420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number: 000-27409


                               Liberty Mint, Ltd.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)


           Nevada                                       84-14092 19
          --------                                     ------------
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)


                      975 North 1430 West, Orem, Utah 84059
                     --------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  (801)426-6699

                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class              Name of each Exchange on Which Registered
      -------------------              -----------------------------------------
    Common Stock (No Par Value)                           None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X                  No
                                        ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The issuer's total consolidated revenues for the year ended December 31, 1999, were $ 777,213.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $3,549,758 based on the average closing bid and asked prices for the Common Stock on March 27, 2000.

At March 27, 2000, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 4,894,710.

                                TABLE OF CONTENTS

                                     PART I

Item 1.           Description of Business......................................1

Item 2.           Description of Property......................................8

Item 3.           Legal Proceedings............................................8

Item 4.           Submission of Matters to a Vote
                     of Security-Holders...................................... 8


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.....8

Item 6.           Management's Discussion and Analysis or Plan of Operation....9

Item 7.           Financial Statements........................................15

Item 8.           Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure.......................16

                                    PART III

Item 9.           Directors and Executive Officer.............................16

Item 10.          Executive Compensation......................................18

Item 11.          Security Ownership of Certain Beneficial
                    Owners and Management.....................................19

Item 12.          Certain Relationships and Related Transactions..............20

Item 13.          Exhibits, List and Reports on Form 8-K......................21

Signatures ...................................................................22

Index to Exhibits.............................................................23

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  Corporate Organization

As used herein the term "Company" refers to Liberty Mint, Ltd., its subsidiaries and predecessors, unless indicated otherwise. Liberty Mint, Ltd. was originally incorporated in the State of Colorado on March 15, 1990 as St. Joseph Corp. VI. The Company changed its name to Petrosavers International, Inc. on July 26, 1993, and again changed its name to Hana Acquisitions, Inc. on September 12, 1996. On June 9, 1997, the Company changed its name to Liberty Mint, Ltd. On October 8, 1999, Articles of Merger were filed with the Secretary of State's office in the states of Colorado and Nevada, documenting a merger between Liberty Mint, Ltd., a Colorado Corporation and Liberty Mint, Ltd., a Nevada Corporation. The purpose of the merger was to effect a change of domicile of the Company from Colorado to Nevada.

In June of 1997, the Company issued 3,725,436 pre-split shares of the Company's common stock (a 6-1 reverse split occurred in May 1999 reducing these shares to 620,906 shares) to Shareholders of Liberty Mint, Inc., a Utah Corporation, in exchange for 7,450,864 shares (approximately 90%) of the outstanding shares of Liberty Mint, Inc. Prior to the Company's acquisition of control of Liberty Mint, Inc., Liberty Mint, Inc. had issued, in early 1997, 1,919,341 of its shares to 15 of its creditors in return for cancellation of $676,111 in silver debts of Liberty Mint, Inc. Since these transactions occurred prior to the purchase of Liberty Mint, Inc. by the Company, they had no effect on the Company's balance sheet.

Before the acquisition of Liberty Mint, Inc., the Company had not engaged in any material operations. The Company is a holding company that presently owns interest in two subsidiaries, Liberty Mint Marketing, Inc., a wholly owned subsidiary, and The Great Western Mint, Inc., a wholly owned subsidiary. On September 23, 1999, the Company sold its 90% interest in Liberty Mint, Inc., a Utah corporation to Calbear Gas, LLC for Twenty Five dollars ($25.00). At the time of the sale of Liberty Mint, Inc., it was behind in its employee withholding taxes and owed substantial sums to customers for undelivered silver bullion orders and for bullion on deposit (See Part II B "Liquidity and Capital Resources"). The Company is carrying 655,596 on its books a contingent liability which represents undelivered silver and gold and past due payroll taxes of Liberty Mint, Inc. which accrued while the Company owned Liberty Mint, Inc. In the event Liberty Mint, Inc. is unable to pay these amounts, the Company may be liable for payment. Prior to this transaction the Company had owned 90% of the issued and outstanding stock of Liberty Mint, Inc. The Company's operations currently consist of developing, manufacturing, and marketing custom-minted commemoratives and other collectibles in both precious and non-precious metals. The Company's primary products are custom coins and silver sculptures.

A.       Description of Business

The Company operates through two subsidiaries. The Great Western Mint, Inc. ("GWM") provides custom minting services for government agencies, companies large and small, and any other organization that desires to produce a custom coin or commemorative. The GWM also conceives and markets proprietary coin related products and sculpture. The Company's second subsidiary, Liberty Mint Marketing, Inc., creates and markets licensed sports and entertainment related collectibles.

The Company began 1999 under prior management and generated revenues primarily as a manufacturer of silver bullion through its now divested subsidiary, Liberty Mint, Inc. This subsidiary has been historically unprofitable due to the very low profit margins available through the manufacture of silver bullion. Consequently, the Company, under new management appointed in April of 1999, decided to expand its revenue sources and increase profit margins by placing emphasis on the design and creation of proprietary collectible products to be sold through wholesale and direct marketing methods. (These proprietary collectibles are being developed in addition to the ongoing custom minting projects which are manufactured for the Company's clients.) As a result of this change of direction, the Company divested itself of its interest in Liberty Mint, Inc. on September 23, 1999.

The Company has identified three areas which it will attempt to cultivate through its marketing efforts: 1) themes of general interest and gift items manufactured by GWM, 2) sports and entertainment collectibles under the trade name of Superstar Commemorative Collector Series ("SCCS"), and 3) western art and collectibles under the trade name of Jackson Hole Collectibles.

In addition, the Company remains focused on increasing sales through improving and expanding upon its present marketing and distribution methods. At present and in the near term, the Company will seek relationships with established marketing partners to assist in distribution and sales of the Company's newly developed collectible products. As a result of the Company's new direction, it has successfully begun to market its products on a limited basis to businesses and the public. Many of the Company's new product lines are derived from licenses and rights to produce various collectibles featuring public personalities, special events or popular art. The Company intends to continue licensed-based marketing by obtaining additional licenses with public appeal. As new products are developed the Company will proceed with its efforts to expand marketing strategies and develop increased demand for its products.

B.  Description of Products and Services

Gift Items and Collectibles. GWM conceives and designs collector's sets such as "The Founding Fathers", "The Year of the Eagle" or "Rockwell Legends" to be marketed as gifts or accumulated by collectors. Distribution of new, proprietary products, and similar items yet to be created, represent the Company's core business objective going forward, and a major shift in marketing strategy. As such efforts become successful, it is hoped that this area of the Company's business will eclipse the more traditional custom minting sales. GWM also intends to bring other collectibles to market, such as sculpture.

Custom Minting. Comprehensive private minting services of precious and non-precious products; are comprised primarily of minting of premium and promotional items for corporations and other organizations. Custom minting clients include: businesses, governments, associations and other marketing companies. Typical customers have been corporations and organizations that want to commemorate various events or milestones, promote a product or idea or create an enduring form of advertising.

Examples of custom coin projects that the Company has created and manufactured range from gold retirement coins for retiring Dow Chemical employees, to silver coin premiums given to prospective Chrysler customers who take a test-drive. These projects have usually originated from the efforts of the Company's representatives who introduce a concept to prospective corporate clients.

Superstar Commemorative Collector Series "SCCS". This trade name and product line has been in development by the Company for approximately two years. Under this label the Company produces commemorative collector medallions and coin sets of various superstars. The Company continues to operate this business segment pursuant to a licensing agreement and joint distribution contract with Signatures Network

("Signatures"), formerly Sony Signatures, which was signed in 1996. The Company and Signatures continue to conduct business while finishing negotiations to extend the contract through the year 2001. Coins have already been created for The Beatles, Elvis, Celine Dion, Alan Jackson, Kiss, Michael Jackson, and others. The Company plans to negotiate with other companies in the entertainment industry in an effort to obtain additional rights to superstars. The Company believes that further development of SCCS will lead to a profitable niche market with relatively little competition. The Company currently supplies 1400 stores nationwide with SCCS products. Management hopes to expand distribution of SCCS products by wholesaling to local collectibles retailers and partnering with other marketing companies.

Western Art and Collectibles. The Company believes that western art and collectibles products have significant potential to generate sales. The Company intends to pursue western art sales through its subsidiary, The Great Western Mint, Inc. and under the trade name Jackson Hole Collectibles.

In the past the Company has cast three of Remington's sculptures: The Broncho Buster, The Mountain Man, and The Rattlesnake. Each edition consists of 100 sculptures cast from 1,000 ounces of pure silver and each edition is sold out. The Company plans to develop additional sculptures authorized by various museums including a series of smaller Remington sculptures.

Bullion Silver Rounds. Prior to the sale of Liberty Mint, Inc., on September 23, 1999, the Company's primary product was bullion silver rounds. The Company produced these bullion silver rounds on a limited basis (one troy once, .999 pure medallions) for investors. Since the sale of Liberty Mint, Inc., the Company has begun to significantly refocus its efforts away from production of bullion silver rounds. The Company decided to shift its efforts away from bullion because the Company's losses were directly linked to the production of bullion silver rounds. Although the bullion sales accounted for a significant part of the Company's revenues, the Company has been unable to create a profit from these sales. Often the silver was sold at or slightly above costs to the customer and therefore these sales did not represent much of the net income of the Company. Therefore, the Company did not consider this a viable or profitable area of business and finally resolved to divest the Company of its interest in Liberty Mint, Inc. in an effort to stop the continuing losses attributable to this aspect of the Company's business. The sale of Liberty Mint, Inc. has allowed the Company to concentrate its efforts on the higher margin areas mentioned above.

C.  Marketing and Distribution.

Print Advertising. The marketing strategy for the next twelve months will be for the Company to increase its exposure to potential business and wholesale clientele by advertising in multiple monthly trade and industry publications, as well as business magazines. This exposure should familiarize and supply business groups with information about the Company and the premium incentives and promotions available for their company or group. This has historically been the most successful advertising method for the Company and has consistently produced the best sales results.

Direct Marketing. The Company's primary objective is to continue its development as a marketing company while still retaining limited manufacturing capability. Management believes that one of the most effective methods for marketing collectibles is through the mail. The Company has successfully implemented direct mail on a limited basis in the past and intends to expand its efforts in this area. Jackson Hole Collectibles (sculptures) and other specialty minted products lend themselves to presentation to the prospective customer through direct mail. The Company intends to develop suitable mailing lists and place more emphasis on continuity marketing through managed data-base marketing.

The  Company  has two  product-related  websites  currently  under  development:
GreatWesternMint.com and SuperStarSeries.com. The Company intends to evolve these sites into viable marketing tools.

The Company's subsidiary, GWM, intends to create proprietary products that are appropriate for direct marketing methods. Gift sets and collectibles in precious and non-precious metals will fall into this category as well as most sculpture items.

The marketing plan for the SCCS is composed of multiple direct marketing strategies devised by the Company and Signatures. The plan outlines aggressive niche marketing programs designed to maximize product exposure which, in turn, should spawn sales. The Company will also continually engage in test marketing to assess the future possibility of expanded mass marketing and retail sales options.

The Company will attempt to develop direct marketing programs that target fans and the general public to generate "non-concert" retail sales. The SCCS agreement allows the Company and Signatures to jointly develop and offer commemorative coins through CD and catalog inserts as well as other various direct marketing opportunities. To this end, SCCS will seek out associations with existing companies that have proven track records in mass marketing collectibles.

In conjunction with the foregoing, the Company will attempt to take full advantage of the ongoing publicity which surrounds high-profile SCCS clients. In so doing, it may be possible to reduce advertising and promotional costs while still creating new opportunities to increase awareness in target markets. The Company also foresees the necessity of press releases, promotions with local media and interviews with media personalities. In addition, cross-marketing promotions with national sponsors will be attempted. The Company will continue its efforts to procure additional rights for popular persons or events.

Internet Marketing. The Company has developed an Internet website that it believes will become a significant part of its future marketing program. The Company will attempt to establish channels over the Internet to market and distribute its custom collectibles. The major emphasis will be placed on the SCCS and Jackson Hole Collectibles product lines. It is also foreseen that the Internet will provide a superior method for informing potential business customers of the diverse applications for custom minting projects.

D.  Business Relationships, Custom Projects, and Licenses

Disney Custom Minting Projects.

The Company currently supplies collectible coins to Disneyland and Disney World sold by Disney in their exclusive gallery stores. In addition, Disneyland and Disney World have decided to produce a yearly issue, similar to U.S. Proof sets and non-precious medallions. The Company has received orders from the Disney Store organization, Disney Catalog, Disney Hotel, and Disney Cruise Lines. In 1999 orders from Disney and its affiliates accounted for approximately 14% of the total revenues of the Company.

The Signatures Network (formerly Sony Signatures) Joint Venture. The Company is currently in final negotiations with Signatures Network to extend a 1996 joint venture agreement through the year 2001. Under the new contract, the Company will continue to merchandise collectible coins of legendary bands and entertainers. The original joint venture resulted in launching the "Superstar Commemorative Collector Series" which develops collectible products with fan appeal. Signatures creates innovative merchandising, licensing and marketing programs based on film, television, music, sports and lifestyles artists. Signatures represents an elite group of over 80 musical artists and groups, including superstars such as Michael Jackson, The Beatles, Celine Dion, Kiss, Elvis, John Lennon and Leann Rimes. Signatures will also work with the Company to provide access to other top entertainment talents not presently in the Signatures portfolio.

The terms of the original agreement, effective September 1, 1996, provide the Company with exclusive United States and non-exclusive International rights to manufacture and sell articles embodying the name and/or image of Signatures musical artists. The term of the original agreement was extended until August 31, 1999. The Company continues to do business with Signatures pending the finalization of a new agreement. Under the terms of the new agreement the Company will pay Signatures a fee of 20% of all gross sales revenues from the Signatures articles, whether sold by Signatures or its representatives or sold directly by the Company. All articles and all artwork are subject to Signatures' discretionary approval. The Company will be responsible to pay royalties to Signatures applicable to each licensor (artist). These royalties will vary depending upon the artist and the articles manufactured and sold. The parties have come to an agreement in principal, but have not yet finalized an extension.

Subsequent to the year ended December 31, 1999, the Company, through its subsidiary Great Western Mint ("Western"), entered into an agreement dated December 10, 1999, with Creative Minting, Inc.("Creative"), and The Curtis Publishing Company ("Curtis") wherein Curtis granted a license to Western and Creative to use certain Saturday Evening Post/Norman Rockwell illustrations on Precious and Non-Precious Round Metal Medallions and, on an approval basis, on Legal Tender Coins. The license was granted only for the United States and its territories, Canada, Japan, Korea, Taiwan, China, Singapore and Indonesia. The license is for the period December 10, 1999 through December 10, 2002.

E.  Competitive Business Conditions

Collectible Industry. Collectibles consumers are using a broad range of sources to buy collectibles. The collectibles industry is highly segmented into niche markets, with relatively large numbers of companies supplying very highly specialized products. Among a total of 800 companies about 80% of the companies have annual sales of five million or less. The largest competitors in the retail sector hold less than 20% of the total share of the retail market. The leading competitors tend to manufacture a wide range of products, thus accounting for their dominant position in the market, while smaller competitors tend to limit production to one or two product forms only.

Several of the Company's competitors are significantly larger than the Company and possess greater resources and market share. These competitors include, but are not limited to, The Franklin Mint and The Washington Mint. These companies produce commemorative coins, scale model automobiles and collectible dolls, statues and plates. When compared to the size of these companies, the market share of the Company is not significant. The Company's niche market involves the Signatures SuperStar Commemorative Collector Series, Western Art and Collectibles and sales to the Disney Organization. The Company does not presently have significant competition in this small niche market. There is no assurance that these larger companies will not attempt to target the niche market being developed by the Company by obtaining exclusive rights to produce similar collectibles. The Company will attempt to gain an advantage over these companies through its specialization on quality custom minting for businesses, entertainment collectibles and western art. The Company will attempt to utilize existing business contracts and alliances with Signatures, an ongoing relationship with Disney and increased use of print advertisement in order to provide increased name recognition and market awareness for its products.

Current Industry Position. The market for selling commemorative coins and collectibles products is intensely competitive with many providers who have greater production expertise, financial resources and marketing capabilities than the Company. The Company produces and markets unique silver collectable items in the areas of music and entertainment Collectibles and western art Collectibles. These products have appeal to a group of silver afficionados who have interest in silver Collectibles. The Company's marketing concept is to target silver collectors with these unique products. The Company faces competitive obstacles consisting of (1) a limited market consisting of collectors of silver art and Collectibles, (2) the ability to continue to create products which will be appealing to this limited market, and (3) the existence of at least one other manufacturer of which the Company is aware who directly competes with the Company. This competitor is of approximately the same size as the Company. The Company differs from its competitors in that it is attempting to fill a niche which consists of providing products to collectors of silver art and entertainment Collectibles. There are a number of additional competitors who could, should they choose to do so, compete directly with the Company's products and marketing efforts. These companies enjoy more extensive advertising budgets and widespread brand recognition. There is no assurance that the Company will be able to overcome these competitive obstacles with the limited capital available. If the Company cannot compete effectively, it will not succeed.

Method of Competition. The Company is in direct competition with other merchants of entertainment related memorabilia, western art, and commemorative products. For instance, at a typical concert there are about 30 different types of merchandise, most of which have a long track record of market appeal. Such items may include the typical T-shirts, hats, mugs and other commonplace souvenir style products. The Company will need to expose the existence of SCCS products and cause its products to appeal to fans. The Company will continue to seek methods for creating consumer awareness of the SCCS series.

Although the Company must compete with well-established merchants for the consumer's memorabilia dollar, it also enjoys the potential advantage of having created a niche market which does not now have substantial direct competition. The Company is not currently aware of other competitive efforts to license legendary artists for precious metal medallions and related products. The Company feels that the establishment of SCCS as a premier collection, as well as the preliminary effort of licensing key artists and personalities will enhance its efforts to stay ahead of any competition, should one or more decide to compete directly.

The Company's market for SCCS products consists primarily of fans and secondarily of collectors. Both markets are robust and show signs of increasing growth and consumer demand. Much of the Company's market will be derived from targeting specialty areas such as CD purchases and fan club members. As SCCS continues to grow in scope the Company believes that a secondary market will develop (this is common with virtually all manner of collectibles such as trading cards, figurines, plates, etc.) among entertainment enthusiasts which will create greater demand and liquidity for Company's products.

The Company believes it has an additional competitive advantage which enhances its products. Over the years the Company has developed technical processes that distinguishes the Company from other mints, in that the Company is able to create unique coin designs incorporating multiple textures which supplies the standard frosted image and mirrored background giving its products recognizable appeal

F.  Sources and Availability of Raw Materials.

Source of Materials. Materials and supplies (except one) including printing, collateral materials, and packaging are being purchased from at least two or more suppliers. The custom boxes are currently being purchased from a single supplier, due to the high cost of tooling and setup. However, there are other suppliers who have been used in the past, and could be used again if the need arises.

The Company currently uses four major local suppliers of silver. These are : (1) The Sunshine Mint, (2) Regency Mint, (3) Monarch Coin, and (4) Pioneer Refining, The Company also uses one other major United States supplier, Dillon Gage, which ships through a local supplier. Additionally there are other minor sources the Company uses occasionally. The Company has no reason to believe that the availability of silver will change in the near future. If one supplier should have difficultly delivering the needed silver supply the Company would be able to switch to one of its other suppliers. The Company maintains a fluctuating inventory of silver, which is replaceable from time to time as needed from the suppliers mentioned above.

The Company obtains certain raw materials and components for its products from single suppliers. In most cases, the Company's sources of supply could be replaced if necessary without undue disruption, but it is possible that the process of qualifying new materials and/or vendors for certain raw materials and components could cause a material interruption in manufacture or sales. No material interruptions have occurred over the last two years.

Although the Company has had no material interruptions in its supply of raw materials, there can be no assurances that the Company's suppliers will be able to supply the Company in quantities needed. Future government regulation of the industry or delays in the process of qualifying new materials and/or vendors to supply the raw materials may also cause a decrease in sales of affected products by disrupting the manufacturing process. The Company believes that its supply of raw materials is adequate for the current fiscal year.

G.  Customers - Dependence on One or Few

The Company currently relies on Disney for 14% of its total revenues. Although the Company has no written contract with Disney, the Company believes that this is a stable customer that will continue to bring business to the Company. However, if the client should discontinue to bring business to the Company management believes the effect of this would be absorbed by the introduction of additional business and would not have a long term adverse effect on the Company.

H.  Requirement of Government Approval

The U.S. Department of the Treasury has developed a policy regarding the use of metal tokens. The currently established parameters restrict the minting of commemorative coins or medallions which approximate the size, weight and appearance of coins produced by the United States government. The Company has no control over future regulatory changes. Any future regulatory changes may impact the Company and its ability to produce its products.

I.  Employees

The Company currently has 16 full time employees. No employees are currently covered by a collective bargaining contract.

ITEM 2.             PROPERTY

The Company is currently leasing a 6,000 square foot facility located at 975 North 1430 West, Orem, Utah, pursuant to a lease expiring in 2002. The Company believes that its manufacturing facilities are adequate for its proposed needs through the year 2002. If additional space is needed before then, some office functions could be moved to nearby office buildings, which are readily available. The Company believes that its current facilities are generally suitable and adequate to accommodate its current operations.

ITEM 3.           LEGAL PROCEEDINGS

The Company is currently not a party to any pending material legal proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fiscal year covered by this Report to a vote of security holders, and therefore, this item is inapplicable.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company's common stock is quoted in the Pink Sheets under the symbol LBMN. The Company was formerly quoted on the Electronic Bulletin Board under the symbol, "LBMN" (formerly LIBY). The Company has filed a Form 10-SB with the Securities and Exchange Commission, and once this filing has clerical review by the Commission, the Company intends to reapply to be listed on the Electronic Bulletin Board. Trading in the common stock has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 1999, 1998 and 1997 are as follows:

               Quarter                        High                 Low
               -------                        ----                 ---
1997           First                         $0.00               $0.00
               Second                        $0.00               $0.00
               Third                        $17.22              $12.00
               Fourth                       $16.68              $11.82
1998           First                        $15.00              $11.22
               Second                       $14.04               $3.36
               Third                         $6.18               $1.50
               Fourth                        $4.86               $0.36

1999           First                         $2.46               $0.54
               Second                       $12.00               $1.50
               Third                         $5.38               $1.38
               Fourth                        $3.62               $1.12

Record Holders. As of March 27, 2000 there were approximately 264 shareholders of record holding a total of 4,894,710 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

Dividends. The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

ITEM 6.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

A.  General

In April of 1999, the Company reorganized its management by replacing its President and releasing its Chief Financial Officer. As of March 27, 2000, the Company had not found a replacement for its Chief Financial Officer. The reorganization was carried out to bring about a change in the Company's focus and business plan. Prior management had been committed to an attempt to build the Company through an increase in the Bullion business and its emphasis on the minting and sales of silver rounds. This business was being carried out by Liberty Mint, Inc. The expansion of the Bullion business in 1998 and early 1999 had resulted in increased losses for the Company.

In an effort to stem the Company's increasing losses, the Board of Directors, in April, 1999, reorganized the Company's management team. The new management team began focusing its efforts on producing products that would bring a higher profit return to the Company. Management determined that the Bullion business, with its emphasis on production and sales of silver rounds, was not a profitable venture. A decision was made to cease involvement in the Bullion business and to sell Liberty Mint, Inc. On September 23, 1999, the Company sold its interest in Liberty Mint, Inc., which subsidiary had been primarily engaged in the silver bullion business and the production of bullion silver rounds.

The effect of this transition has been a shift from sales of the Company's prior primary product, bullion silver rounds, to products which the Company believes will allow higher profit margins, such as custom minting, commemorative coin series, and other products noted in Item 1. Description of Business. Each of these businesses has a higher profit margin than the Bullion business.

         The Company believes that the downsizing of the Company, coupled with a renewed emphasis on growing the remaining businesses of the Company will allow management to reverse the Company's history of losses and allow the Company to become profitable. However, no assurance can be given that the Company will be able to earn a profit in the future.

The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales. Sales for the year ended December 31, 1999 increased to $777,213 from $172,549 for the year ended December 31, 1998, an increase of 348%. The increase in revenues were primarily attributable to a reclassification of sales due to the sale of Liberty Mint, Inc.(See note 2 to Audited Financial Statements).

Losses. Net losses for the year ended December 31, 1999 increased to $3,901,873 from $1,720,525 for the year ended December 31, 1998, an increase of 127%. The substantial increase in losses was caused by a bad debt expense of $2,069,964 which resulted from the sale of Liberty Mint, Inc.

The Company expects to break even or to operate at a slight profit during the next year as a result of the divestiture of Liberty Mint, Inc. and its cessation of producing and selling of bullion rounds on September 23, 1999. However, there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses. General and Administrative expenses for the year ended December 31, 1999, increased to $1,388,320 from $258,159 for the year ended December 31, 1998, an increase of 438 %. The increase in general and administrative expenses was the result of reclassification of expenses due to the sale of Liberty Mint, Inc.

Depreciation and amortization expenses for the years ended December 31, 1999 and December 31, 1998 were $206 and $250,461, respectively. The decrease was due to the full depreciation of certain minting equipment in 1998. During the annual audit, a group of inventory items were identified as potentially obsolete, and the write-off was accrued for as a 1998 expense. During the second quarter of 1999, these items were reviewed item by item, and the obsolete items were physically removed from inventory, written off, and disposed of. The reserve was used to cover most of this write-off.

The cost of goods sold for the year ended December 31, 1999 was $543,554 compared to $156,273 for the year ended December 31, 1998. Cost of goods sold as a percentage of sales for December 31, 1999 and 1998 respectively, were 69.9% and 90.5%. The decrease in the cost of goods sold as a percentage of sales was primarily attributable to the Company selling Liberty Mint, Inc. and not being further involved in the bullion business.

Impact of Inflation. The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

B.  Liquidity and Capital Resources.

As of December 31, 1999 and 1998, the Company held customer deposits in the amount of $0 and $407,206, respectively. The Company's subsidiary, Liberty Mint, Inc. had taken silver and gold for various commitments to produce product. As of December 31, 1998, the Company had silver and gold commitments owed by Liberty Mint, Inc. in excess of the amount of silver and gold on hand in the amount of $247,893. With the sale of Liberty Mint, Inc., in September 1999, the Company divested itself of any direct liability for these amounts. However, the Company does show a loss of $643,088 for the year ending December 31, 1999 resulting from discontinued operations, which arises out of the sale of Liberty Mint, Inc.

The following table shows the history of the Company's silver and gold commitments:

                                       September 23, 1999

                          December 31,   (Prior to sale of       December 31,
                              1999          subsidiary)                1998

Customer Deposits              0           $   589,524              $  407,206
Silver Inventory               0           $    27,439              $   62,475
Silver on Lease                0                     0                       0
Silver held on Account         0           $  (310,528)             $ (304,027)
Net Silver Liability           0           $  (283,089)             $ (241,552)

Gold Inventory                 0           $     9,284              $   20,749
Gold Held on Account           0           $    (3,414)             $  (27,090)
Net Gold Liability             0           $    (5,870)             $   (6,341)
Combined Liability             0           $  (277,219)             $ (247,893)

The Company (Liberty Mint, Inc.) funded its inventories through the following methods:

1. Silver lease- Owners of silver can send their silver to the company for "storage" in the Company's vault. The Company is allowed to melt and finish it into product, and replace the silver upon shipment of product. (This was a method used by Liberty Mint, Inc. Since the sale of Liberty Mint, Inc. on September 23, 1999, This practice has ceased.)

2. Metal held on account-Some customers send the company their own silver to be used in completing their order for coins.

3. Deposits-The customer is required to pay for the precious metal in advance; thus creating a contra-asset account called "prepayments."

The preceding table shows the relationship of these accounts, revealing that Liberty Mint, Inc.'s inventory was not adequate to meet its current committed liabilities created by these three transaction types. In early 1999, management of Liberty Mint, Ltd. recognized that its ability to produce prepaid product and deliver committed product and return gold and silver held on account was becoming worse. In addressing the problem, management determined that this was a historical problem with the bullion business of Liberty Mint, Inc. which had not been able to be corrected. Management determined that it was in the best interest of the Company to get out of the bullion business in order to prevent this problem from continuing to grow. This was the key reason the Company had for divesting itself of its subsidiary "Liberty Mint, Inc." during the third quarter of this year and concentrating its efforts on its two remaining subsidiaries The monies owed for return of silver and gold, and for prepaid and committed product are liabilities of the company which along with accrued and unpaid taxes of Liberty Mint, Inc. at time of sale are shown as "liabilities of discontinued operations" in the sum of $655,596 on the consolidated balance sheet. In the event the Company is unable to pay these amounts when due, or to make arrangements for their payment which is satisfactory to the creditors, the ability of the Company to continue to do business could be adversely affected. If the Company is unable to arrange for repayment of these amounts, and other amounts owed by the Company, the Company could face bankruptcy.

At present, most orders of materials and supplies are sent to the Company COD. The impact of this policy has been one of inconvenience, but overall it has not adversely affected product production because the two largest production costs are the metal itself and the dies used to stamp the metal. In most cases, the company is now requiring prepayment of these costs. Statements regarding the adequacy of raw materials refer to "availability." The Company has no reason to believe that any of the materials used by the Company will be in short supply in the current fiscal year.

The Company frequently has been unable in the past to make timely payments to its trade and other creditors. As of December 31, 1998, the Company had past due payables in the amount of $337,331. However, only $154,873 was more than 90 days past due. As of December 31, 1999, because of the sale of Liberty Mint, Inc., the Company's past due payables for gold and silver owed to customers of Liberty Mint, Inc. were eliminated.(1) The Company's total debt as of December 31, 1999 is $2,282,636.

At present, the Company substantially relies on revenue from sales of its products and services to maintain operations. The Company estimates that it will need to generate minimum monthly sales levels of $225,000 in order to operate at a profit. The Company may not be able to maintain this level of sales. If the Company's sales revenues fall short of this minimum level on average, the Company may fall short of the minimum capital required to maintain operations. If revenues of the Company fall short of the minimum levels required to continue operations, the Company would not be able to sustain its capital needs without cash from borrowing or from sale of equity in the Company. The current sources of cash available to the Company consist of (1) revenues from sales, (2) debt financing through Performance Funding Co. of Phoenix, Arizona (a factoring line of credit in the amount of $250,000 and a purchase order line of credit of $100,000), and (3) Equity financing (notes receivable in the sum of $249,208). On a long term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. Since 1996

--------

     (1)The Company is carrying a liability on its consolidated balance sheet titled "Liabilities of discontinued operations" in the sum of $655,596 which represents undelivered silver and gold and past due payroll taxes of Liberty Mint, Inc. which accrued while the Company owned Liberty Mint, Inc. In the event Liberty Mint, Inc. is unable to pay these amounts, the Company may be liable. However, due to the contingency of the liability, the Company is not treating the contingent amount as past due because no demand for payment has been made upon the Company for payment of these amounts.

the Company has been engaged in efforts to restructure the Company's debt. These efforts have been primarily focused on equity financing.

The Company's liquidity problems and the attendant cash shortfall problems were addressed by the Board of Directors in early 1999 and resulted in the sale of Liberty Mint, Inc. The sale of Liberty Mint, Inc. left the Company with liabilities of discontinued operations of $655,596. The Company does not think it is realistic to believe these liabilities can be quickly paid solely from revenues generated by sales. The Company believes it will need to raise capital in an amount between $700,000 and $1,000,000 in order to allow the Company to retire this debt and have sufficient operating capital to grow the business through the expansion of the Company's sales and marketing efforts.

Management believes the Company's ability to raise additional capital to meet its needs depends on its ability to demonstrate that the Company can generate profits from sales of its products and services. The Company has no present plan to raise additional capital in an equity offering because it is still too early to assess the long term effect of the sale of Liberty Mint, Inc. on the Company's ability to generate profits.

The Company is considering launching a wide scale marketing and advertising campaign. The Company's current capital and revenues are not sufficient to fund such a campaign. If the Company chooses to launch such a campaign it is estimated the Company will require capital in excess of current operating costs of between $250,000 and $500,000. The Company may choose to raise this capital through an additional stock offering. The funds raised from this offering will be used to develop and execute the marketing and advertising strategy which may include the use of television, radio, print, direct marketing and Internet advertising. However, there can be no assurance that the Company will be able to obtain additional equity or debt financing in the future, if at all. If the Company is unable to raise additional funds the growth potential will be adversely effected.

Capital Commitments. The Company has no current commitments for capital expenditures. But, management will be looking at upgrading manufacturing equipment and putting some redundancy in the manufacturing capabilities to reduce the risk of production shut down. This will be done with an integrated plan which keeps abreast of the capacity expansion needed to support the planned growth.

Going concern. The Company has incurred significant losses during 1998, and 1999. As of December 31, 1999, the Company has current liabilities in excess of current assets of $903,355 and has a stockholder's deficit of $3,901,943. These items raise a substantial concern and doubt about the ability of the Company to continue as a going concern. In an effort to overcome the financial difficulties which had surrounded the continued operation of Liberty Mint, Inc., management, on September 23, 1999, divested the Company of its interest in Liberty Mint, Inc., the source of the Company's ongoing problem with delivery of silver products. The divestiture has allowed the Company to reduce its overhead by moving to a smaller facility and reducing the number of employees from 25 to 16. The Company's emphasis is now moving from manufacturing to marketing with products as described in the pages above. These products have a higher profit margin than bullion sales. Management proposes to raise additional funds through collection of notes receivable from shareholders, loans, and/or additional sales of its common stock. Management believes that with the divestiture of the Company's interest in Liberty Mint, Inc., with the resultant improvement of operations, it can reduce expenses, refinance debt, and convert debt to equity, and that through a combination of these efforts, continue as a going concern.

C.  Trends, Events, Uncertainties that may have a Material Effect on Liquidity

Lack of Profitability / Limited Operating History. The Company has limited assets and has experienced financial difficulties in the past. The Company's subsidiary, Liberty Mint, Inc., had a ten year operating history and had operated at a significant loss since 1990. In 1996 and early 1997, prior to its acquisition by the Company, Liberty Mint, Inc., began restructuring its debt in an attempt to overcome its financial problems. The main focus of this effort was the obtaining of equity financing. Because of ongoing losses attributable to the operations of Liberty Mint, Inc., the Company divested itself of its interest in Liberty Mint, Inc. on September 23, 1999. The sale of Liberty Mint, Inc. has eliminated a source of continuing loss to the Company, which management believes will have a positive effect on the Company's operations.

Since April, 1999, the Company has attempted to refocus its business efforts towards development of its businesses other than the bullion business. Since divestiture of Liberty Mint, Inc., in September of 1999, the Company has turned its whole effort to developing and expanding the Custom Minting, SuperStar Commemorative Collector Series, and Western Art and Collectibles businesses. By eliminating the bullion business, the Company believes it has eliminated a problem which has historically had a negative effect on the Company's capital resources and liquidity. The Company's remaining businesses appear to be able to generate a profit. The Company believes that in fiscal year 2000, the revenues from its remaining businesses will allow it to reduce its debt significantly. The Company believes its remaining businesses can be operated profitably. The negative effects to the Company's operations, liquidity and the continuing drain on capital resources attributable to continuing operation of the bullion business have been eliminated. Revenues since September, 1999 have been greater than expenses for the same period. The Company believes that if this trend continues, the Company can be profitable. There is no assurance the Company will be able to successfully implement its business objectives or that it will be able to operate profitably.

Working Capital Deficit / Need for Additional Capital. As of December 31, 1999, The Company has a working capital deficit of $903,355 and is heavily dependent upon receiving an increase in capital. The Company is currently weighing its options and will need to raise funds from debt financing or sale of its securities. Even upon the completion of the raising of additional capital the amount of capital available to the Company may be extremely limited, and may not be sufficient to enable the Company to fully recover from its working capital deficit and/or fully implement its proposed business expansion operations. The is no assurance that such financing will be available to the Company on attractive terms or at all. Except for the notes receivable from shareholders in the amount of $, the Company currently has no commitments for additional cash funding.

D. Trends, Events, Uncertainties that may have a Material Effect on Net Revenue or Income

Uncertain Market Acceptance. The Company's current and intended business is to produce custom commemorative coins for various corporations and organizations. Additionally, the Company developed a series of silver sculptures. Along with custom minting, the Company is attempting to enter the retail collectibles market through direct marketing and wholesale distribution. The retail collectibles market is based on the marketing concept of selling commemorative and collectible products related to superstars of entertainment, sports fans, as well as products for popular events. The Company has experienced some degree of success in direct marketing projects in the past. However, there is no assurance of market acceptance for the Company's retail collectibles, and the Company will be subject to all the risks associated with introducing a new marketing concept. The Company has not undertaken any independent market studies to determine the feasibility of the concept. If the market does not accept the products as the Company believes it will, then projected revenues could be adversely effected.

Licensing. The Company's continued ability to develop product will be contingent on its ability to generate new licenses and rights for trademark and symbol use at a cost and in a manner which are financially feasible for the Company. There is no assurance that the Company's efforts to obtain suitable rights and licenses will be successful. Without new licenses the Company's product line will be significantly limited in the future which may influence the revenues and profit of the Company.

Year 2000 Implications

As of March 27, 2000, the Company has not experienced any Y2K problems.

ITEM 7.           FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 1999 are attached hereto as pages F-1 through F-17








                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999







                         PRITCHETT, SILER & HARDY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS

                                                                            PAGE

        --      Independent Auditor's Report                                 F-2


        --      Consolidated Balance Sheets, December 31,
                  1999                                                      F-3

        --      Consolidated Statements of Operations,
                  for the years ended December 31, 1999
                  and 1998                                                   F-5


        --      Consolidated Statement of Stockholders'
                  (Deficit) for the years ended
                  December 31, 1999 and 1998                                 F-6


        --      Consolidated Statements of Cash Flows,
                  for the years ended December 31, 1999
                  and 1998                                                   F-9


        --      Notes to Consolidated Financial Statements                  F-11

                 [LETTERHEAD OF PRITCHETT, SILER & HARDY, P.C.]






                          INDEPENDENT AUDITOR'S REPORT

Board of Directors

LIBERTY MINT, LTD. AND SUBSIDIARY

Orem, Utah

We have audited the accompanying consolidated balance sheets of Liberty Mint, Ltd. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Mint Ltd. and Subsidiary as of December 31, 1999 and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has current liabilities in excess of current assets and has a stockholders' (deficit), raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


  /S/ PRITCHETT, SILER & HARDY, P.C.

March 16, 2000
Salt Lake City, Utah

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                 December 31,
                                                                     1999
                                                                 -----------
CURRENT ASSETS:

     Cash and cash equivalents                                 $      53,858
     Accounts receivable                                             303,624
     Inventory                                                       816,943
     Prepaid expenses                                                204,856
                                                                 -----------
                  Total Current Assets                             1,379,281
                                                                 -----------
PROPERTY AND EQUIPMENT, net                                           14,697
                                                                 -----------
OTHER ASSETS:

     Other assets                                                      6,400
                                                                 -----------
                  Total Other Assets                                   6,400
                                                                 -----------
                                                               $   1,400,378
                                                                 ===========





                                   [Continued]

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                   [Continued]

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                 December 31,
                                                                     1999
                                                                 -----------
CURRENT LIABILITIES:
     Accounts payable                                                 76,521
     Factoring advances                                               98,185
     Accrued expenses                                                452,712
     Customer deposits                                               799,622
     Notes payable - related party                                   200,000
     Liabilities of discontinued operations                          655,596
                                                                 -----------
                  Total Current Liabilities                        2,282,636
                                                                 -----------
                                                            $      2,282,636
                                                                ------------

COMMITMENTS AND CONTINGENCIES
  [See Note 17]                                                           -

STOCKHOLDERS' (DEFICIT):
     Preferred Stock, no par value, 10,000 shares
       authorized, no shares issued and outstanding                        -
     Common stock, no par value, 25,000,000
       shares authorized, 4,349,256 and 943,103
       shares issued and outstanding                               3,268,893
     Retained (deficit)                                           (3,901,943)
                                                                 -----------
                                                           $        (633,050)
                                                                 -----------
                  Less Stock Subscriptions Receivable               (249,208)
                                                                 -----------
                  Total Stockholders' (Deficit)                     (882,258)
                                                                 -----------
                                                           $       1,400,378
                                                                 ------------









                 The accompanying notes are an integral part of
                          these financial statements.

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the Years Ended
                                                           December 31,
                                                    --------------------------
                                                      1999               1998
                                                 -------------      ------------
SALES, net of returns and discounts           $      777,213       $    172,549

COST OF GOODS SOLD                                   543,554            156,273
                                                 -------------      -----------
GROSS PROFIT                                         223,659             16,276
                                                 -------------      -----------
OPERATING EXPENSES:

      General and administrative                   1,388,320            258,159
      Bad debt expense                             2,069,964                  -
                                                 -------------      -----------
           Total Operating Expenses                3,458,284            258,159
                                                 -------------      -----------
LOSS FROM OPERATIONS                              (3,234,625)          (241,883)
                                                 -------------      -----------
OTHER INCOME (EXPENSE):

      Interest expense                               (24,160)                 -
                                                 -------------      -----------
           Total Other Income (Expense)              (24,160)                 -
                                                 -------------      -----------
LOSS FROM CONTINUING OPERATIONS

  BEFORE INCOME TAXES                             (3,258,785)          (241,883)

DISCONTINUED OPERATIONS:
      Loss from operations of discontinued
        minting and foundry of subsidiary           (643,088)        (1,478,642)
                                                 -------------      -----------

NET LOSS BEFORE INCOME TAXES                      (3,901,873)        (1,720,525)

CURRENT TAX EXPENSE                                        -                  -

DEFERRED TAX EXPENSE                                       -                  -
                                                 -------------      -----------
NET LOSS   $                                     (3,901,873)      $  (1,720,525)
                                                 -------------      -----------

LOSS PER COMMOM SHARE                         $       (2.25)      $      (2.15)
                                                 ---------------   -------------






                 The accompanying notes are an integral part of
                          these financial statements.


                        LIBERTY MINT, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998


                                                     Preferred Stock               Common Stock
                                                  _____________________        _____________________           Accumulated
                                                     Shares        Amount         Shares         Amount         (Deficit)
                                                   ----------    ----------     ----------     ----------      -------------
BALANCE, December 31, 1997                          469,978  $    159,792        786,623  $   2,987,908     $  (3,618,757)

Issuance of 2,500 shares common stock
  for services at $12.42 per share,
  February 1998                                           -             -          2,500         31,050                 -

Issuance of 7,750 shares common stock
  in a 504D offering for cash at $7.20
  per share, April 1998                                   -             -          7,750         55,800                 -

Issuance of 396 shares common stock
  to purchase 4,752 shares of Liberty
  Mint, Inc. at $.51 per share,
  November 1998                                           -             -            396            203                 -

Issuance of 135,834 shares common stock
  for cash at $3.60 per share, December
  1998                                                    -             -        135,834        489,000                 -

Issuance of 10,000 shares common stock
  for services at $6.00 per share, December
  1998                                                    -             -         10,000         60,000                 -

Repurchase of 3,960 shares of Liberty
  Mint, Inc. at $2.04 per share, December

  1998                                                    -             -              -        (8,078)                 -
Compensation for stock options granted                    -             -              -        182,344                 -

Net loss for the year ended December 31,
  1998                                                    -             -              -              -        (1,720,525)
                                                 ----------  ------------    ------------    -----------       -----------
BALANCE, December 31, 1998                          469,978       159,792        943,103      3,798,277        (5,339,282)

Issuance of 30,833 shares of common
  stock for cash upon exercise of
  options at $3.60 per share, March, 1999                 -             -         30,833        111,000                 -

Issuance of 2,000,004 shares of common
  stock for cash at $.40 per share, April, 1999           -             -      2,000,004        800,000                 -

Issuance of 82,750 shares of common
  stock for cash upon exercise of options
  at $.40 per share, April 1999                           -               -       82,750         32,500                 -



                                   [Continued]

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999, and 1998

                                   [Continued]

                                                      Preferred Stock                 Common Stock

                                                  _______________________         _____________________       Accumulated
                                                    Shares         Amount         Shares       Amount          (Deficit)
                                                  ----------     ----------     ----------     ----------     ----------

Issuance of 500,000 shares of common
  stock for cash upon exercise of options at
  $.40 per share, May, 1999                                -              -      500,000        200,000                -

Fractioned shares issued in connection with
  6 for 1 reverse split                                    -              -           61              -                -

Sale of minting and foundry subsidiary,
  September, 1999                                   (469,978)      (159,792)           -     (2,041,551)       5,339,212

Issuance of 750,000 shares of common
  stock to retire debt at $.40 per share,
  September, 1999                                          -              -      750,000        300,000                -

Issuance of 6,667 shares of common stock
  for services at $.40 per share, September, 1999          -              -        6,667          2,667                -

Issuance of 15,000 shares of common
  stock for services at .40 per share,
  October, 1999                                            -              -       15,000          6,000                -

Issuance of 20,854 shares of common
  stock to retire debt at $2.88 per share,
  December, 1999                                           -              -       20,834         60,000                -

Net loss for the year ended December 31,
  1999                                                     -              -            -              -       (3,901,873)
                                                  ----------     ----------   ----------     ----------       ----------
BALANCE, December 31, 1999                                 -  $    -           4,349,256    $ 3,268,893    $  (3,901,943)
                                                 -----------    -----------    -----------    -----------    -----------















                 The accompanying notes are an integral part of
                           this financial statement.

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                 For the Years Ended
                                                                    December 31,
                                                                 ------------------------
                                                                1999            1998
                                                             -----------      -----------
Cash Flows Provided by Operating Activities:
     Net loss                                              $  (3,901,873)  $   (1,720,525)
                                                             -----------      -----------
     Adjustments to reconcile net loss to
      net cash used by operating activities:
       Depreciation and amortization                                 206          250,461
       Non-cash expenses                                         410,567          121,386
       Additional compensation expense recorded
         in accordance with APB Opinion No. 25                         -          118,750
       Bad debt expense                                        2,069,964          118,075
       Changes in assets and liabilities:
         (Increase) in accounts receivable                      (303,624)         (19,672)
         (Increase) decrease in inventory                       (816,943)         136,959
         (Increase) decrease in prepaid expenses                  (4,856)          76,614
         (Increase) in other assets                               (6,400)               -
         Increase in accounts payable                             76,521          100,241
         (Decrease) in inventory liabilities                           -          (51,917)
         Increase (decrease) in factoring advances                98,185          (80,365)
         Increase in accrued expenses                            616,212          284,432
         Increase (decrease) in customer deposits                799,622          (35,360)
                                                             -----------      -----------
              Total Adjustments                                2,939,454        1,019,604
                                                             -----------      -----------
              Net Cash (Used) by Operating Activities           (962,419)        (700,921)
                                                             -----------      -----------
Cash Flows Provided by Investing Activities:
     Purchases of property and equipment                         (14,903)         (63,063)
     (Purchase) sale of US treasury bonds, net                     4,857            6,210
     Issuance (receipt) from notes receivable                          -           13,939
                                                             -----------      -----------
              Net Cash (Used) by Investing Activities            (10,046)         (42,914)
                                                             -----------      -----------
Cash Flows Provided by Financing Activities:
     Proceeds from notes payable - related party                       -          437,063
     Payments on note payable                                          -         (219,542)
     Payments on capital lease obligations                             -          (11,000)
     Proceeds from common stock Issuances                        944,100          544,800
     Purchase of subsidiary stock                                      -           (8,078)
                                                             -----------      -----------
              Net Cash Provided by Financing Activities          944,100          743,243
                                                             -----------      -----------
Net Increase (Decrease) in Cash and Cash Equivalents       $     (28,365)  $         (592)

Cash and Cash Equivalents at Beginning of Period                  82,223           82,815
                                                             -----------      -----------
Cash and Cash Equivalents at End of Period                 $      53,858   $       82,223
                                                            ------------     ------------


                                   [Continued]

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                   [Continued]

                                                          For the Years Ended
                                                             December 31,
                                                       ------------------------
                                                         1999          1998
                                                      -----------    -----------
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                                     $        -   $     16,160
       Income taxes                                 $        -   $          -

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
     For the year ended December 31, 1999:

         The Company issued 15,000 shares of common stock to a consultant for services rendered valued at $6,000. The Company issued a total of 500,000 shares of common stock in exchange for service valued at $200,000. The Company issued a total of 750,000 shares of common stock to retire debt of $300,000. The Company issued a total of 20,834 shares of common stock to retire debt of $60,000. The Company issued a total of 6,667 shares of common stock for services valued at $2,667.

     For the year ended December 31, 1998:

         The Company issued a total of 12,500 shares of common stock in exchange for services rendered, valued at $91,050.

                 The accompanying notes are an integral part of
                          these financial statements.

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business and Basis of Presentation - The consolidated financial statements include the accounts of Liberty Mint, LTD. (a Nevada Corporation, formally a Colorado corporation incorporated March 13, 1990, formerly Hana Acquisitions, Inc., a shell entity with no operations) [Parent], which is engaged in the manufacturing and marketing of precious metal coins, medallions, and other collectibles through its subsidiary The Great Western Mint, Inc. (a Utah Corporation Incorporated September 21, 1999) [Subsidiary]. During 1998, the Company incorporated the wholly owned Former Subsidiary Liberty Mint Marketing, Inc. (a Utah corporation).

     The Company's principal markets are geographically disbursed throughout the United States.

     Consolidation - On June 24, 1997, the Parent acquired a majority interest (approximately 90%) of the Former Subsidiary's (Liberty Mint, Inc.) common stock by issuing 620,906 shares of the Parent's common stock for 7,450,864 shares of the Former Subsidiary's common stock. The acquisition was accounted for as a recapitalization of the Former Subsidiary as the shareholders of the Former Subsidiary controlled the combined Company after the acquisition. There was no adjustment to the carrying values of the assets or liabilities of the Parent or Former Subsidiary as a result of the recapitalization. The merger has been accounted for as a reverse merger; accordingly, the Former Subsidiary is treated as the purchaser in the transaction. During 1997, the Parent purchased an additional 82,353 shares of the Former Subsidiary's common stock for $28,000. Also, during 1998, the Parent purchased an additional 28,510 shares of the Former Subsidiary's common stock for $8,078 in cash and by issuing 396 shares of its common stock at $.34 per share. During September 1999, the Company sold all of its shares in its Former Subsidiary (See Note 2). The consolidated financial statements include the accounts of the Parent and the Subsidiary. All significant intercompany transactions between Parent and Subsidiary have been eliminated in consolidation.

     Accounts Receivable - The Company factors their accounts receivable with a financial institution at 100% with full recourse. During the year ended December 31, 1999, the Company received $91,482 from factoring accounts receivable. At December 31, 1999, $98,185, have been received from factoring accounts receivable and are presented as a liability as the underlying accounts receivable have not been collected.

     Inventories - Inventories at December 31, 1999, consist of silver, gold, other metals, and supplies. Silver and gold inventories are stated at market value. Other metals, and supplies are stated at the lower of cost or market using the first-in, first-out method (See Note 5).

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes (See Note 9).

     Advertising   Expense  -  Advertising   costs  are  expensed  as  incurred.
     Advertising expense amounted to $9,394, for the year ended December 31, 1999.

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in operations.

     Depreciation - Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized over the lease period or the estimated useful life of the improvements, whichever is less.

     Loss Per Share - Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings
     (loss) per share and dilutive earnings per share when the effect is dilutive, instead of simple and fully diluted earnings per share. The computation of loss per share is based on the weighted average number of shares outstanding during the period presented. There was no effect on the financial statements for the change in accounting principle (See Note 8).

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards.

     Revenue Recognition - Revenue is recognized when the product is shipped.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities..." and SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections" were recently issued. SFAS No. 132, 133, 134 and 135 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

     During September 1999, the Company sold its stock in the subsidiary Liberty Mint, Inc. for $25 in cash and effectively discontinued its bullion and foundry business. All revenues and expenses associated with this business have been netted and reclassified as discontinued operation on the income statement for all periods presented. Revenue for the years ended December 31, 1999, and 1998 relating to these operations was $4,081,880 and $4,430,950, respectively.

NOTE 3 - GOING CONCERN

     The Company has incurred significant losses during 1999 and 1998 and has current liabilities in excess of current assets of $903,355 at December 31, 1999. As of December 31, 1999, the Company held customer deposits in the amount of $799,622, and has taken silver and gold for various commitments to produce product. As of December 31, 1999, the company does not have the ability to pay off liabilities of discontinued operations without additional funds provided through loans and/or through additional sales of its common stock. These items raise substantial doubt about the ability of the Company to continue as a going concern.

     Management's plans in regards to these matters are as follows:

         Management is proposing to raise necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. Management believes that it can improve operations, refinance debt, convert debt to equity, and reduce expenses. Management believes that a combination of these efforts will be necessary to continue as a going concern.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to obtain additional financing, establish profitable operations or realize its plans.

NOTE 4 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of December 31, 1999:

                                                                      1999
                                                                 -----------
         Production and refining equipment                    $       14,903

              Less:     accumulated depreciation
                          and amortization                              (206)
                                                                 -----------
                                                              $       14,697
                                                                 -----------

     Depreciation and amortization expense for the years ended December 31, 1999, amounted to $206.

                        LIBERTY MINT, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVENTORIES

     Inventories consist of the following at December 31:

                                                               1999
                                                        -------------------
                                                       Troy
                                                      Ounces             Value
                                                    ----------      ----------
     Total silver inventory                             10,182   $     58,752
     Total gold inventory                                2,335        657,886
                                                    ----------      ----------

              Combined silver and

                gold inventory                                        716,638
                                                                   ----------
     Other inventories:
              Other metals inventory                                   19,412
              Accessories inventory                                    80,893
                                                                   ----------
              Total other inventories                                 100,305
                                                                   ----------
                           Total inventories                     $    816,943
                                                                   ----------



NOTE 6 - ACCRUED LIABILITIES

     The following is a summary of accrued liabilities as of December 31, 1999:

                                                                   1999
                                                              ------------
           Payroll costs                                     $     205,400
           Conversion feature of notes payable (Note 7)            133,334
           Contingency on stock guarantee                           42,500
           Cost prepayment                                          25,000
           Accrued interest                                         46,478
                                                              ------------
                                                             $     452,712
                                                              ------------

NOTE 7 - NOTES PAYABLE - RELATED PAYABLE

     The following is a summary of long-term debt, which includes notes payable to related parties, as of December 31, 1999:

                                                                   1999
                                                             -------------
           12% unsecured note payable to a shareholder,
             due November 18, 2000 convertible at 60% of
             market (See note 6)                            $      200,000
                                                             -------------
                                                            $      200,000

           Less:  current portion                                 (200,000)
                                                             -------------
                                                            $            -
                                                             =============

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE - RELATED PAYABLE [Continued]


The Company has accrued $133,334 of intrest expense due to the conversion feature of the note, (See Note 6).

NOTE 8 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 1999 and 1998:

                                                                For the Years Ended
                                                                   December 31,
                                                              ----------------------
                                                              1999            1998
                                                            ----------     ----------
        Loss from continuing operations available
          to common stockholders (Numerator)              $ (3,901,813)   $ (1,720,525)

        Weighted average number of common shares
          outstanding used in basic earnings per share
          (Denominator)                                      2,153,184         800,771
                                                            -----------     -----------
        Weighted number of common shares and potential
          dilutive common shares outstanding used in
          dilutive earnings per share (Denominator)              N/A             N/A
                                                            -----------     -----------

     The Company had at December 31, 1999 and 1998, options and warrants outstanding to purchase 3,303,565 and 1,918,900 shares of common stock, respectively, at prices ranging from $.40 to $12.96 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the exercise price of the options was greater than the average market price of the common shares).

NOTE 9 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

     The Company has available at December 31, 1999, unused operating loss carryforwards of approximately $3,800,000 which may be applied against future taxable income and which expire in various years through 2019.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,292,000 as of December 31, 1999, with an offsetting valuation allowance at year end of the same amount resulting in a change in the valuation allowance of approximately $1,292,000 during 1999.

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - CAPITAL STOCK

     Common Stock - During March 1997, the Company issued 25,000 shares of its previously authorized, but unissued common stock for cash. Total proceeds from the sale of stock amounted to $21,000 (or $0.84 per share).

     Services Rendered - During February 1998, the Company issued 2,500 shares of common stock to non-employee's for services rendered which services were valued at $31,050 (or $12.42 per share). During December 1998, the Company issued 10,000 shares of common stock to non-employee's for services rendered which services were valued at $60,000 (or $6.00 per share). The Company guaranteed that one year from the date of issue the price of its common stock would be valued at least $6.00 per share (See Note 13).

     Warrants - During June 1997, the Company granted warrants to purchase a total of 1,463,620 shares of the Company's common stock at prices ranging from $7.20 to $90.00 per share. The warrants expire beginning April 20, 1999 through June 26, 2002. During the years ended December 31, 1999 and 1998 and 1997, 0, 7,750 and 54,674 warrants have been exercised for total proceeds of $55,800 and $393,653.

     Public Offering - During the year ended December 31, 1997, the Parent sold 16,667 shares of common stock pursuant to a public offering. This offering was registered by qualification in the State of Utah and was made in reliance on Rule 504 of Regulation D under the Securities Act of 1933. The Parent and the sales agent arbitrarily determined an offering price of $7.20 per share. Total proceeds from the stock sold through December 31, 1998 amounted to approximately $120,000. As part of the offering the Company granted 100,000 warrants to purchase the Company's common stock at $7.20 per share to three entities and two individuals for services. As of December 31, 1998 and 1997, 6,083 and 77,083 warrants have been exercised for total proceeds of $43,800 and $555,000. As part of the offering the Company also granted 13,120 warrants to purchase the Company's common stock at $7.20 per share to former shareholders of the Subsidiary Liberty Mint, Inc. in exchange for 157,437 previously issued Subsidiary warrants. As part of the offering, the Company also granted 5,208 options to purchase the Company's common stock at $7.20 per share to former shareholders of the Subsidiary Liberty Mint, Inc. in exchange for 10,417 previously issued Subsidiary options.

     Stock Options - During November 1997, the Company issued 25,000 shares of its common stock at $9.00 per share. During December 1998, the Company issued 135,834 shares of its common stock upon exercise of stock options $3.60 per share. During December 1999, the Company issued 30,833 shares of its common stock for options exercised $3.60 per share.

     Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock, no par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.

     Stock - During April 1999, the Company issued 2,000,004 shares of its common stock for total proceeds of $800,000 (or $0.40 per share). The issuance of these shares resulted in 34% ownership of the Company. As of the date of this audit $550,792 of the total amount was collected.

     During May 1999, shareholders of the Company exercised options to purchase 500,000 shares of common stock at $.40 per share for services valued at $200,000.

     During March 1999, shareholders of the Company exercised options to purchase 30,833 shares of common stock at $3.60 per share for total proceeds of $111,000.

     During September 1999, the Company issued 750,000 shares of its common stock to retire debt in the amount of $300,000 (or $0.40 per share).

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK [Continued]

     During September 1999 the Company issued 6,667 shares of common stock for services valued at 2,667 (or $.40 per share).

     During December 1999, the Company issued 20,834 shares of common stock to retire debt, in the amount of $60,000 (or $2.88 per shares).

     During 1999, shareholders of the Company exercised options to purchase 82,750 shares of the Company's common stock at $.40 per share for total proceeds of $32,500.

     Stock split - During May 1999, the Company  effected a 6 to 1 reverse stock
     split,   which  has  been   retroactively   reflected  in  these  financial
     statements.

NOTE 11 - STOCK OPTIONS

     The Company applies APB Opinion No. 25 in accounting for stock options granted under the employment agreements, which as of December 31, 1998 were cancelled. Compensation of $0 and $118,750 was recorded in 1999 and 1998, respectively. The Corporation has adopted the disclosure-only provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

     The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants during the period ended December 31, 1999: risk-free interest rate of 5.5%, expected dividend yield of zero, an expected life of 5 years and expected volatility of 459%.

     A summary of the status of the options granted under agreements at December 31, 1999, and changes during the periods then ended is presented in the table below:

                                                      1999
                                             -----------------------
                                                       Weighted Average
                                             Shares     Exercise Price

                                            --------    ------------
     Outstanding at
      beginning of period                 1,918,900    $       7.08
     Granted                               2,300,000             .40
     Exercised                              (613,583)            .56
     Forfeited                              (278,835)              -
     Canceled                                (22,917)              -
                                            --------    ------------
     Outstanding at end of Period          3,303,565    $       4.21
                                            --------    ------------
     Exercisable at end  of period         2,091,917    $       1.40
                                            --------    ------------
     Weighted average fair value of
       options granted                     2,300,000    $          -
                                           ---------    ------------

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11  - STOCK OPTIONS [Continued]

     A summary of the status of the options outstanding under agreements at December 31, 1999 is presented below:


                                             Options Outstanding                           Options Exercisable
                                        ------------------------------------------          -------------------------
                                          Weighted-Average       Weighted Average                   Weighted-Average
          Range of          Number            Remaining              Exercise          Number           Exercise
       Exercise Prices    Outstanding     Contractual Life             Price         Exercisable          Price
        -------------       ----------       --------------        ---------------   ------------    ---------------
      $   .40               1,717,250         4.3 years          $      .40           1,717,250      $       .40
      $  6.00                 807,382         4.2 years          $     6.00             233,001      $      6.00
      $  6.00                 566,667         4.5 years          $     6.00                  -       $         -
      $  5.76                   8,333         2.3 years          $     5.76               8,333      $      5.76
      $ 12.96                 203,933         1.2 years          $    12.96                  -       $         -

     The Company accounts for options agreements under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Had compensation cost for these options been determined, based on the fair value at the grant dates for awards under these agreements, consistent with the method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been the proforma amounts as indicated below:

                                                    For the Year Ended
                                                       December 31,
                                                 -------------------------
                                                   1999             1998
                                                ------------      ------------
          Net Loss         As reported      $    (3,901,813) $     (1,720,525)
                           Proforma         $    (3,901,813) $     (1,720,525)

          Loss per Share   As reported      $         (2.25) $          (2.15)
                           Proforma         $         (2.25) $          (2.15)

NOTE 12 - RELATED PARTY TRANSACTIONS

     The Company entered into certain transactions with related individuals and entities resulting in the following balances at December 31, 1999.

     Notes Payable to stockholders - During December 1997, a shareholder of the Company loaned the Company $200,000 at 12% interest compounding yearly. The note due on demand. At December 31, 1999 and 1998, accrued interest amounted to $46,978 and $27,167.

NOTE 13 - LITIGATION, CONTINGENCIES AND COMMITMENTS

     Stock guarantee - During December 1998, the Company issued 10,000 shares of its common stock for advertising services performed valued at $60,000. The Company guaranteed the advertising company that one year from the date of issue they would be able to sell their 10,000 shares of common stock for a minimum price of $6.00 per share (or for a total of $60,000). During September 1999 the Company issued an additional 2,677 shares of common stock at $.40 per share under the same agent. The Company further agreed to issue a sufficient amount of shares to the advertising Company in order to sell and receive total proceeds of $100,000 if the trading price is less than $6.00 per share. As of December 31, 1999 the Company has recorded a $42,500 accrued expense as the market price of the common stock was less than the guaranteed amount.

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - LITIGATION, CONTINGENCIES AND COMMITMENTS [Continued]

     Sale of Subsidiary - During September 1999 the Company sold all of it's shares in Liberty Mint, Inc. a 90% owned subsidiary. Management has estimated potential liability of $655,596, which has been recorded as liabilities of discontinued operations.

NOTE 14 - CREDIT RISK AND CONCENTRATIONS

     Currently, one customer accounts for approximately 14 percent of revenue. As of December 31, 1999, management believed there were no indications that this relationship would be negatively affected in the near future.

     The Company has no policy of requiring collateral on any of its receivables; hence, if economic conditions or other unforeseen events were to negatively impact the economy, the risk of loss associated with the Company's receivables could exceed the current allowance for doubtful accounts.

     NOTE 15 - SUBSEQUENT EVENTS

     The Subsidiary entered into a new office lease that calls for a monthly payment of $4,705. The lease term of 3 years, with options for renewal at the end of the lease.

     The Subsidiary entered into a licensing agreement in February 2000. The Subsidiary has licensed for twenty-four Norman Rockwell painting images for minted medallions. The licensing agreement is for a three year duration.

     The Company issued 15,000 shares of common stock to a consultant for services performed.

     The Company issued 200,000 shares of common stock in exercise of options and received $80,000.

     The Company purchased equipment of $160,000 from a minority shareholder who owns less than 5% of the issued and outstanding common stock, and is not an officer or director. They paid $80,000 down payment in cash, and the remainder will be paid in monthly payments.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements between the Company and its accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, executive officers, control persons, and significant employees of the Company, their respective ages, and positions with the Company are as follows:

      NAME                          AGE                    POSITION
Daniel R. Southwick                  47                    Director & President
Robert Joyce                         47                    Director & Secretary
Eugene PanKratz                      56                    Treasurer
John Pennington                      49                    Director
William C. Schmidt                   54                    Director
Ralph P. Muller                      59                    Control Person
Ron Lewis                            46                    Significant Employee

Daniel R. Southwick, 47, has served as president and a director of the Company since April 1999. Mr. Southwick was elected a Director in April 1999 to serve for one year, or until his successor is elected and qualified. From September 1996 until April 1999 he served as vice-president of corporate development and a Director for the Company. From September 1996 until June 1997, he served as Vice-President of Corporate Development for Liberty Mint, Inc. He has been a small business entrepreneur since 1977. Past experience includes President of International Trade & Investments, Ltd., a placer mining company, and President of Parkside Industries, Inc., a telecom reseller company located in Sarasota, Florida. From 1992 to 1996, Mr. Southwick served as president of Parkside Industries, Inc. Mr. Southwick has 8 years experience with public company development.

Robert Joyce, 47, serves as Secretary and a Director of the Company. Mr. Joyce was elected a Director and Secretary of the Company in April of 1999. His current term as a Director is to serve for one year, or until his successor is elected and qualified. Mr. Joyce was first elected a director in June of 1997 and has served as a Director continuously since that time. From June 1997 until April 1999 he served as the senior vice- president for the Company. A 25-year veteran of the entertainment industry, Joyce worked in the production business with such artists as Sly & The Family Stone, David Bowie, and James Taylor among others. Mr. Joyce wrote and implemented the SuperStar Commemorative Collector Series marketing plan, a major product of the Company. From 1994 until 1997, Mr. Joyce served as General Manager of Studio Instrument Rentals of Hollywood California ("SIR"). SIR is the number one provider of rented musical equipment in the world. From 1992 to 1994, Joyce was president and CEO of Green Suites International, a company specializing in environmental services for the hotel industry.

Eugene PanKratz, 56, has three and one half years public accounting experience with We. Soria & Company in San Jose, California, including management services for small businesses, tax return preparation, consulting and tax planning for individuals, partnerships and corporations. He has ten years experience in the private sector including Controller for North American Manufacturing, a division of the Tally Corporation, Controller for Impulse Designs, and Controller for the Priddis Group of Lindon, Utah (formerly Priddis Music Corp.) This experience also included a period of time from May 1994 to May 1995 when he served as President and Chief Operations Officer of the Priddis Group. From December 1995 until May of 1998, Mr. Pankratz was self employed as an independent accountant and consultant. Mr. Pankratz has served as Controller of Liberty Mint, Inc., a subsidiary of the Company, from June 1998 until September of 1999 when Liberty Mint, Inc., was sold by the Company. Since April 1999 he has served as Treasurer of the Company, and since September 1999 he has served as President of The Great Western Mint, Inc., a Subsidiary of the Company. He attended Brigham Young University and is currently enrolled at Thomas Edison State College where he is working on a Bachelor of Arts degree in Business Management with an Accounting emphasis. He passed the Internal Revenue Service Enrolled Agent's examination and is eligible to practice before the IRS. He has served as a Director of the Lindon/Pleasant Grove Chamber of Commerce.

John Pennington, 49, has served as a Director of the Company since July of 1998. In April, 1999 Mr. Pennington was re-elected to the Board of Directors of the Company for a one year term, or until his successor is elected and qualified. He also serves as President of Liberty Mint Marketing, Inc., a subsidiary of the Company. Mr. Pennington is a graduate of the University of Miami and has over 20 years of sales and marketing experience. Mr. Pennington held the position of
Vice President of Telesales and Services with Vacation Break U.S.A. of Ft. Lauderdale, Florida from May 1994 until July 1998. Prior to May of 1994 he had served as a Vice President of Sales and Marketing with Cooperative Retirement Services and Vice President of National Accounts with Ryder P.I.E. Nationwide. In these roles he had Senior Executive responsibilities for sales and operations, domestically and internationally. Since January 1, 1999, Pennington has served on the board of Imperial Majesty Cruise Line and International Water Makers. Pennington presently oversees Liberty Mint's direct marketing efforts.

William C. Schmidt, 54, has been serving as a Director of the Company since July of 1998. In April, 1999, he was reelected to the Board of Directors of the Company for a one year term, or until his successor is elected and qualified. He is a graduate of Susquehanna University with a Bachelor of Science degree in accounting. Schmidt is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants since 1971. Schmidt then partnered with a regional CPA firm and specialized in corporate taxes and acquisition financing. He was vice president of special projects and chief financial officer of Vacation Break USA, Inc. from October of 1991 until December of 1997. From January of 1998 until the present, Schmidt has been serving as the executive vice president of American Investment Properties ("AIP"), an investment advisory company. Mr. Schmidt is an employee of AIP, but has no ownership interest in AIP.

Ralph P. Muller, 59, is a graduate of Widner University. Mr. Muller retired as CEO of Vacation Break USA, Inc. in 1997. He served as CEO of Vacation Break USA, Inc. from 1988 through 1997.

Ron Lewis, 46, is 13 credits from receiving a B.S. degree in Public Relations. Lewis worked as an account executive (salesman) for Liberty Mint, Inc. from June of 1988 until it was acquired by the Company in June of 1997. Since June 1997, Lewis has worked as an account executive for the Company. He currently works for The GWM, a subsidiary of the Company. Mr. Lewis does not own stock of the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1999 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.           EXECUTIVE COMPENSATION

Compensation of Executives

The following table provides summary information for the years 1999, 1998 and 1997 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the president and the only other employees to receive compensation in excess of $100,000.


                           SUMMARY COMPENSATION TABLE
                       Annual Compensation                                   Long Term Compensation
                                                                                         Awards                   Payout
                                                                               Restricted      Securities
      Name and                    Salary       Bonus        Other Annual         Stock         Underlying        LTIP     All Other
     Principal          Year        ($)         ($)         Compensation        Award(s)        Options/        payout  Compensation
      Position                                                  ($)               ($)            SARs(#)         ($)         ($)
--------------------  --------  ----------- -----------  ------------------  --------------  ---------------  --------- ------------
Daniel R.(2)            1999       69,733           -           -               -              800,000            -            -
Southwick,              1998       71,325           -           -               -                   -             -            -
CEO, Director           1997       69,130           -           -               -             200,000(3)          -            -

Larry Ruff CEO,         1999            -           -           -               -                   -             -            -
Director                1998       83,640           -           -               -                   -             -            -
                        1997       77,330           -           -               -              266,667            -            -
Ron Lewis               1999            -           -           -               -                   -             -            -
Salesperson             1998      142.189           -           -               -                   -             -            -
                        1997      162,369           -           -               -                   -             -            -
--------------------  --------  ----------- -----------  ------------------  --------------  ---------------  --------- ------------

In 1997 Mr. Southwick was granted options to purchase 200,000 shares at $6.00, Mr. Ruff was granted options to purchase 266,667 shares at $6.00. All are vesting at the rate of one-third per year. In 1999 Mr. Southwich was granted options to purchase 600,000 shares at $0.40.

Compensation of Directors

Currently, there is no plan to compensate Directors of the Company.

--------
         (2) Dan Southwick became CEO on April 23rd 1999, prior to this appointment Mr. Southwick served as Senior Vice President for corporate development.

         (3) These options have expired.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 27, 2000, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 27, 2000 there were 4,894,710 post 6 to 1 reverse split shares of common stock outstanding.

  Title of Class         Name and Address of Beneficial         Amount and Nature of         Percent
                                   Ownership                    Beneficial Ownership        of Class
   Common Stock          Daniel R. Southwick, Director(4)             407,750(5)              7.99%(6)
   No Par Value               364 West 4620 North
                               Provo, Utah 84604
   Common Stock              Robert Joyce, Director                   766,000(7)              13.59%(6)
   No Par Value                4483 Hazetine Ave.
                         Sherman Oaks, California 91423
   Common Stock            John Pennington, Director                  293,0468                5.65%(6)
   No Par Value                 1539 SE 11th St.
                         Deerfield Beach Florida 33441
   Common Stock            William Schmidt, Director(9)              1,623,621               30.66%(6)
   No Par Value                88 N.E. 5th Avenue
                             Del Ray, Florida 33483
   Common Stock          American Investment Properties              1,623,621(10)           30.66%(6)
   No Par Value               88 N. E. 5th Avenue
                             Del Ray Florida 33483
-------------------    ----------------------------------     ------------------------    ---------------

     (4)Dan Southwick is a managing member of SF Investments, LLC which owns 59,063 shares of common stock of Liberty Mint, Ltd. These shares have been attributed to Dan Southwick as part of his total shares.

     (5) This number includes 200,000 options to purchase shares of the Company at $6.00 and 7,750 at $0.40.


     (6) These percentages assume all options owned by the person or group have been exercised.

     (7)This number includes 200,000 options to purchase shares of the Company at $6.00 and 541,000 at $0.40.

     (8)This number includes 288,046 options to purchase shares of the Company at $0.40.

     (9)These shares have been attributed to William Schmidt as managing member of American Investment Properties.

     (10)This number includes 400,000 options to purchase shares of the Company at $6.00.


  Title of Class         Name and Address of Beneficial           Amount and Nature of             Percent
                     -------------------------------------- ---------------------------------  ---------------
 Common Stock                 Ralph P. Muller                       1,663,621(11)                  31.39%(6)
   No Par Value            6400 North Andrews Street
                                   Suite 200
                         Fort Lauderdale, Florida 33309

 Common Stock            All Executive Officers and                  3,130,417                   41.09%(6)
   No Par Value               Directors as a Group
                                 (Five persons)


Changes in Control. There are currently no arrangements in place that will result in a change in control of the Company.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1998, $47,000 was loaned to the Company for expenses, at 8% per annum, by Larry Ruff, former CEO of the Company from 1992 until April of 1999. Also, during the year ended December 31, 1998, the Company repaid Larry Ruff $31,182. Accrued interest of $2,497 has been included in the outstanding total of $24,802 as of December 31, 1998.

During the year ended December 31, 1998, three related shareholders and former Directors of the Company, Reed, Carolyn and Christopher Call, paid expenses on behalf of the Company and loaned the Company silver and cash for a total loan of $212,261. Subsequent to the year ended December 31, 1998, the Company is negotiating to repay this amount with interest at 12% over a three-year period.

During January 1999, the Company authorized the issuance of 750,000 common shares to American Investment Properties at $0.16 per share pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering in exchange for $125,000 in debt owed to American Investment Properties by the Company. At the time of this transaction AIP was the owner of in excess of 5% of the shares of the Company and was an accredited investor. AIP was infusing cash into the Company in early 1999 to keep the Company from having to shut down operations. AIP agreed to take shares of the Company's stock in exchange for the monies given to the Company to keep it in operation.

Other than as described herein the Company is not expected to have significant further dealing with affiliates. However, if there are such dealings the parties will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person. Presently, none of the officers and directors have any transactions which they contemplate entering into with the Company, aside from matters described herein.

--------

     (11)This number includes 1,623,621 shares and options owned by American Investment Properties, which is owned by Ralph P. Muller.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 13 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8K have been filed during the periods covered by this Form 10-KSB.









                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31 day of March, 2000.

Liberty Mint, Ltd.


 /s/ Daniel R. Southwick
--------------------------------------
Daniel R. Southwick, President and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                  Title                     Date

                                   President and Director        March 31, 2000
/s/ Daniel R. Southwick
--------------------------------
 Daniel R. Southwick


/s/ Robert Joyce                    Secretary and Director       March 31, 2000
--------------------------------
 Robert Joyce


/s/John Pennington                  Director                     March 31, 2000
--------------------------------
 John Pennington


/s/William C. Schmidt
--------------------------------    Director                      March 31, 2000
William C. Schmidt

                                Index to Exhibits

EXHIBIT           PAGE

NO.       NO.          DESCRIPTION

2         *    Plan of Reorganization of Liberty Mint, Inc. (incorporated herein by reference from Exhibit 2 to the Company's Form 10-SB/A-2 as filed with the Securities and Exchange Commission on March 27,
               2000).

3(i)      *    Articles of  Incorporation  of the Company  formerly known as St.
               Joseph  Corp.  VI, a Colorado  corporation,  dated March 15, 1990
               (incorporated herein by reference from Exhibit 3(i) to the Company's Form 10-SB/A-2 as filed with the Securities and Exchange Commission on March 27, 2000).

3(ii)     *    Articles of Amendment for St. Joseph Corp.,  dated July 26, 1993, changing the name of the Company to Petrosavers International, Inc. (incorporated herein by reference from Exhibit 3(ii) to the Company's Form 10-SB/A-2 as filed with the Securities and Exchange Commission on March 27, 2000).

3(iii)    *    Articles of Amendment for Petrosavers International,  Inc., dated
               August  19,  1996,  changing  the  name  of the  Company  to Hana
               Acquisitions, Inc. (incorporated herein by reference from Exhibit
               3(iii) to the Company's Form 10-SB/A-2 as filed with the Securities and Exchange Commission on March 27, 2000).

3(iv)     *    Articles of Amendment for Hana Acquisitions,  Inc., dated June 9,
               1997,  changing  the name of the  Company to Liberty  Mint,  Ltd.
               (incorporated herein by reference from Exhibit 3(iv) to the Company's Form 10-SB/A-2 as filed with the Securities and Exchange Commission on March 27, 2000).

3(v)      *    Articles  of  Incorporation  of  Liberty  Mint,  Ltd.,  a  Nevada
               corporation, dated May 26, 1999 (incorporated herein by reference from Exhibit 3(v) to the Company's Form 10- SB/A-2 as filed with the Securities and Exchange Commission on March 27, 2000).

3(vi)     *    Articles of Merger of Liberty  Mint,  Ltd.  changing  domicile to
               Nevada (incorporated herein by reference from Exhibit 3(vi) to the Company's Form 10-SB/A-2 as filed with the Securities and Exchange Commission on March 27, 2000).

3(ii)     *    By-laws of Liberty Mint, Ltd., a Nevada corporation (incorporated herein by reference  from  Exhibit  3(ii) to the  Company's  Form
               10-SB/A-2 as filed with the Securities and Exchange Commission on March 27, 2000).

10(i)     *    Lease Agreement with Addendums A and B.  (incorporated  herein by reference from Exhibit 10(i) to the Company's Form 10-SB/A-2 as filed with the Securities and Exchange Commission on March 27, 2000 ).

10(ii)    *    Manufacturing  and  Joint  Distribution  Merchandising  Agreement
               dated September 1, 1996 (incorporated herein by reference from Exhibit 10(ii) to the Company's Form 10-SB/A-2 as filed with the Securities and Exchange Commission on March 27, 2000).

10(iii)   *    Stock Purchase  Agreement  between Liberty Mint, Ltd. and Calbear
               Gas, LLC dated September 23, 1999 (incorporated herein by reference from Exhibit 10(iii) to the Company's Form 10-SB/A-2 as filed with the Securities and Exchange Commission on March 27,
               2000).

10(iv)    *    Option Agreement between Dan Southwick and Calbear Gas, LLC dated
               September 23, 1999 (incorporated herein by reference from Exhibit
               10(iv) to the Company's Form 10-SB/A-2 as filed with the Securities and Exchange Commission on March 27, 2000 ).


21        *    Subsidiaries of Registrant (incorporated herein by reference from
               Exhibit 21 to the Company's Form 10-SB/A-2 as filed with the Securities and Exchange Commission on March 27, 2000).

23       25    Consent of Independent Public Accountant, dated March 30, 2000.

27       26    Financial Data Schedule "CE"












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]