Form 10KSB/A
period 1999-12-31
LIBERTY MINT LTD
filed 2000-05-12
CIK 1042420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

         Commission file number: 000-27409

                               Liberty Mint, Ltd.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)


           Nevada                                       84-14092 19
          --------                                     ------------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                      975 North 1430 West, Orem, Utah     84059
                     ------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  (801)426-6699
                                  -------------
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

Item 2.           Description of Property......................................7

Item 3.           Legal Proceedings............................................8

Item 4.           Submission of Matters to a Vote of Security-Holders......... 8


                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.....8

Item 6.           Management's Discussion and Analysis or Plan of Operation....9

Item 7.           Financial Statements........................................15

Item 8.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure.........................16

                                    PART III

Item 9.           Directors and Executive Officer.............................16

Item 10.          Executive Compensation......................................18

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management.......................................19

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

J.  Reports to Security Holders

         The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. If the Company should choose to create an annual report, it will contain audited financial statements. The Company intends to, from this date forward, file all of its required information with the Securities and Exchange Commission ("SEC"). Prior to this form being filed there were not any other forms filed. The Company plans to file its 10KSB, 10QSB, and all other forms that may be or become applicable to the Company with the SEC.

         The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov. Additional information can be found concerning the company on the Internet at http://www.libertymint.com.

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

               Quarter                        High                 Low
               -------                        ----                 ---
1997           First                         $0.00               $0.00
----
               Second                        $0.00               $0.00
               Third                        $17.22              $12.00
               Fourth                       $16.68              $11.82
1998           First                        $15.00              $11.22
----
               Second                       $14.04               $3.36
               Third                         $6.18               $1.50
               Fourth                        $4.86               $0.36
1999           First                         $2.46               $0.54
----
               Second                       $12.00               $1.50
               Third                         $5.38               $1.38
               Fourth                        $3.62               $1.12

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

Sales. Sales for the year ended December 31, 1999 increased to $777,213 from $172,549 for the year ended December 31, 1998, an increase of 348%. The increase in sales are primarily the result of the startup of a new subsidiary, The Great Western Mint, Inc., which began operations in September of 1999. Sales for The Great Western Mint for 1999 were $679,990. The start up of this new operation resulted in the dramatic increase in sales between 1998 and 1999.

Losses. Net losses for the year ended December 31, 1999 increased to $3,901,873 from $1,720,525 for the year ended December 31, 1998, an increase of 127%. The substantial increase in losses was caused by a bad debt expense of $2,069,964 which resulted from the sale of Liberty Mint, Inc.

The Company hopes that its sale of Liberty Mint, Inc. and its cessation of producing and selling of bullion rounds on September 23, 1999 will increase its chances of eventually operating at a profit. However, there can be no assurance that the Company will ever achieve or maintain profitability or that its revenue growth can be increased or sustained in the future.

Expenses. General and Administrative expenses for the year ended December 31, 1999, increased to $1,388,320 from $258,159 for the year ended December 31, 1998, an increase of 438 %. Three factors contributed to the increase. First, the sale of Liberty Mint, Inc., in September 1999 with the accompanying reclassification related to discontinued operations, applied retroactively to the financial statements, resulted in a low number for 1998. Second, In 1998 Liberty Mint Ltd. had one time expenses consisting of stock traded for advertising, expensing of discontinued NFL license, stock transfers and corporate public relations expense, and salary expense. Third, The beginning of operations for The Great Western Mint, Inc. in September 1999 and its operations for the balance of 1999 caused a substantial increase in general and administrative expenses related to this subsidiary. This expense for the 4th quarter was $124,448 on sales of $679,990.


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

The cost of goods sold for the year ended December 31, 1999 was $543,554 compared to $156,273 for the year ended December 31, 1998. Cost of goods sold as a percentage of sales for December 31, 1999 and 1998 respectively, were 69.9% and 90.5%. The decrease in the cost of goods sold as a percentage of sales was primarily attributable to the Company beginning operations of The Great Western Mint, Inc. which operates at substantially better profit margins than had been experienced by the Company's previously owned subsidiaries. The substantial sales of The Great Western Mint, Inc. were primarily responsible for the substantial decrease in cost of goods sold as a percentage of sales in 1999.

Bad debt expense for the year ended December 31, 1999 decreased to $2,269,964 from the $2,331,112 shown at the end of the third quarter on September 30, 1999. This decrease was due to forgiveness of debt such as the SBA loan which was included in the September 30, 1999 liabilities and written off before the December 31, 1999 statement. Liberty Mint Inc. defaulted on these liabilities and they were assumed and paid off by the guarantors of the debt.

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

The following table shows the history of the Company's silver and gold commitments:

                                        September 23, 1999

                        December 31, 1999  (Prior to sale of   December 31, 1998
                                               subsidiary)

Customer Deposits              0              $  589,524            $  407,206
Silver Inventory               0              $   27,439            $   62,475
Silver on Lease                0                       0                     0
Silver held on Account         0              $ (310,528)           $ (304,027)
Net Silver Liability           0              $ (283,089)           $ (241,552)

Gold Inventory                 0              $    9,284            $   20,749
Gold Held on Account           0              $   (3,414)           $  (27,090)
Net Gold Liability             0              $   (5,870)           $   (6,341)
Combined Liability             0              $  277,219)           $  247,893)

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

At present, the Company substantially relies on revenue from sales of its products and services to maintain operations. The Company estimates that it will need to generate minimum monthly sales levels of $225,000 in order to operate at a profit. The Company may not be able to maintain this level of sales. If the Company's sales revenues fall short of this minimum level on average, the Company may fall short of the minimum capital required to maintain operations. If revenues of the Company fall short of the minimum levels required to continue operations, the Company would not be able to sustain its capital needs without cash from borrowing or from sale of equity in the Company. The current sources of cash available to the Company consist of (1) revenues from sales, (2) debt financing through Performance Funding Co. of Phoenix, Arizona (a factoring line of credit in the amount of $250,000 and a purchase order line of credit of $100,000), and (3) Equity financing (notes receivable in the sum of $249,208). On a long term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. Since 1996 the Company has been engaged in efforts to restructure the Company's debt. These efforts have been primarily focused on equity financing.

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

ITEM 7.           FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 1999 are attached hereto as pages F-1 through F-17.

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999






                         PRITCHETT, SILER & HARDY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                                            PAGE

                 --      Independent Auditor's Report                        F-1


                 --      Consolidated Balance Sheets, December 31,
                           1999                                        F-2 - F-3

                 --      Consolidated Statements of Operations,
                           for the years ended December 31, 1999
                           and 1998                                          F-4


                 --      Consolidated Statement of Stockholders'
                           (Deficit) for the years ended
                           December 31, 1999 and 1998                  F-5 - F-7


                 --      Consolidated Statements of Cash Flows,
                           for the years ended December 31, 1999
                           and 1998                                    F-8 - F-9


                 --      Notes to Consolidated Financial Statements  F-10 - F-17

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


  /s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

March 16, 2000
Salt Lake City, Utah

                        LIBERTY MINT, LTD. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                    December 31,
                                                                         1999
                                                                     -----------
CURRENT ASSETS:

     Cash and cash equivalents                                 $        53,858
     Accounts receivable                                               303,624
     Inventory                                                         816,943
     Prepaid expenses                                                  204,856
                                                                   -----------
                  Total Current Assets                               1,379,281
                                                                   -----------

PROPERTY AND EQUIPMENT, net                                             14,697
                                                                   -----------

OTHER ASSETS:

     Other assets                                                        6,400
                                                                   -----------
                  Total Other Assets                                     6,400
                                                                   -----------
                                                               $     1,400,378
                                                                   ------------




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

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Years Ended
                                                            December 31,
                                                     --------------------------
                                                       1999            1998
                                               ----------------   ------------
SALES, net of returns and discounts            $     777,213    $       172,549

COST OF GOODS SOLD                                   553,554            156,273
                                                ------------     --------------
GROSS PROFIT                                         223,659             16,276
                                                ------------     --------------
OPERATING EXPENSES:

      General and administrative                     954,647            258,159
      Bad debt expense                             2,269,964                  -
                                                -------------     --------------
           Total Operating Expenses                3,224,611            258,159
                                                -------------     --------------
LOSS FROM OPERATIONS                              (3,000,952)          (241,883)
                                                -------------     --------------
OTHER INCOME (EXPENSE):

      Interest expense                              (257,833)                 -
                                                -------------     --------------
           Total Other Income (Expense)             (257,833)                 -
                                                -------------     --------------
LOSS FROM CONTINUING OPERATIONS

  BEFORE INCOME TAXES                             (3,258,785)          (241,883)

DISCONTINUED OPERATIONS:
      Loss from operations of discontinued
        minting and foundry of subsidiary           (643,088)        (1,478,642)
                                                -------------     --------------

NET LOSS BEFORE INCOME TAXES                      (3,901,873)        (1,720,525)

CURRENT TAX EXPENSE                                        -                  -

DEFERRED TAX EXPENSE                                       -                  -
                                                ------------     --------------
NET LOSS   $                                     (3,901,873)    $    (1,720,525)
                                                ------------     --------------

LOSS PER COMMOM SHARE                          $       (2.25)   $         (2.15)
                                                -------------    ---------------







              The accompanying notes are an integral part of these
                             financial statements.


                                            LIBERTY MINT, LTD. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                     FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998


                                                     Preferred Stock               Common Stock
                                                  _____________________        _____________________            Accumulated
                                                    Shares        Amount         Shares         Amount          (Deficit)
                                                  ----------    ----------     ----------     ----------      -------------
BALANCE, December 31, 1997                          469,978  $    159,792        786,623  $   2,987,908     $  (3,618,757)

Issuance of 2,500 shares common stock
  for services at $12.42 per share,
  February 1998                                           -             -          2,500         31,050                 -

Issuance of 7,750 shares common stock
  in a 504D offering for cash at $7.20
  per share, April 1998                                   -             -          7,750         55,800                 -

Issuance of 396 shares common stock
  to purchase 4,752 shares of Liberty
  Mint, Inc. at $.51 per share,
  November 1998                                           -             -            396            203                 -

Issuance of 135,834 shares common stock
  for cash at $3.60 per share, December
  1998                                                    -             -        135,834        489,000                 -

Issuance of 10,000 shares common stock
  for services at $6.00 per share, December
  1998                                                    -             -         10,000         60,000                 -

Repurchase of 3,960 shares of Liberty
  Mint, Inc. at $2.04 per share, December

  1998                                                    -             -              -         (8,078)                -
Compensation for stock options granted                    -             -              -        182,344                 -

Net loss for the year ended December 31,
  1998                                                    -             -              -              -        (1,720,525)
                                                 ----------  ---------------------------------------------------------------
BALANCE, December 31, 1998                          469,978       159,792        943,103      3,798,277        (5,339,282)

Issuance of 30,833 shares of common
  stock for cash upon exercise of
  options at $3.60 per share, March, 1999                 -             -         30,833        111,000                 -

Issuance of 2,000,004 shares of common
  stock for cash at $.40 per share, April, 1999           -             -      2,000,004        800,000                 -

Issuance of 82,750 shares of common
  stock for cash upon exercise of options
  at $.40 per share, April 1999                           -             -         82,750         32,500                 -



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


                        LIBERTY MINT, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                           For the Years Ended
                                                                                              December 31,

                                                                                           ------------------------
                                                                                          1999            1998
                                                                                       -----------      -----------
Cash Flows Provided by Operating Activities:
     Net loss                                                                        $  (3,901,873)  $   (1,720,525)
                                                                                       -----------      -----------
     Adjustments to reconcile net loss to net cash used by operating activities:

       Depreciation and amortization                                                           206          250,461
       Non-cash expenses, including stock issued for
         services & interest expense                                                       457,045          121,386
       Additional compensation expense recorded
         in accordance with APB Opinion No. 25                                                   -          118,750
       Bad debt expense                                                                  2,269,964          118,075
       Changes in assets and liabilities:
         (Increase) in accounts receivable                                                (303,624)         (19,672)
         (Increase) decrease in inventory                                                 (816,943)         136,959
         (Increase) decrease in prepaid expenses                                            (4,856)          76,614
         (Increase) in other assets                                                         (6,400)               -
         Increase in accounts payable                                                       76,521          100,241
         (Decrease) in inventory liabilities                                                     -          (51,917)
         Increase (decrease) in factoring advances                                          98,185          (80,365)
         Increase in accrued expenses                                                      369,734          284,432
         Increase (decrease) in customer deposits                                          799,622          (35,360)
                                                                                       -----------      -----------
              Total Adjustments                                                          2,939,454        1,019,604
                                                                                       -----------      -----------
              Net Cash (Used) by Operating Activities                                     (962,419)        (700,921)
                                                                                       -----------      -----------
Cash Flows Provided by Investing Activities:

     Purchases of property and equipment                                                   (14,903)         (63,063)
     (Purchase) sale of US treasury bonds, net                                               4,857            6,210
     Issuance (receipt) from notes receivable                                                    -           13,939
                                                                                       -----------      -----------
              Net Cash (Used) by Investing Activities                                      (10,046)         (42,914)
                                                                                       -----------      -----------
Cash Flows Provided by Financing Activities:

     Proceeds from notes payable - related party                                                 -          437,063
     Payments on note payable                                                                    -         (219,542)
     Payments on capital lease obligations                                                       -          (11,000)
     Proceeds from common stock Issuances                                                  944,100          544,800
     Purchase of subsidiary stock                                                                -           (8,078)
                                                                                       -----------      -----------
              Net Cash Provided by Financing Activities                                    944,100          743,243
                                                                                       -----------      -----------
Net Increase (Decrease) in Cash and Cash Equivalents                                 $     (28,365)  $         (592)

Cash and Cash Equivalents at Beginning of Period                                            82,223           82,815
                                                                                       -----------      -----------
Cash and Cash Equivalents at End of Period                                           $      53,858   $       82,223
                                                                                      ------------     ------------

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

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business and Basis of Presentation - The consolidated financial statements include the following accounts:

     i) Liberty Mint, Ltd. (Parent), currently organized as a Nevada Corporation as of October 8, 1999 having been originally formed as a Colorado Corporation on March 13, 1990. Parent's name was Hana Acquisitions, Inc. (Then a shell entity with no operations) prior to reverse merger with Liberty Mint, Inc. on June 24, 1997. The Parent presently operates through its Subsidiaries.

     ii) Liberty Mint, Inc. (Former Subsidiary), a Utah corporation primarily engaged in production of silver bullion. Parent sold its 90% stake in Former Subsidiary on September 23, 1999.

     iii) Liberty Mint Marketing, Inc. (Subsidiary), a Utah corporation engaged in licensing and marketing entertainment related collectibles. Subsidiary was organized on July 2, 1998 and is wholly owned by Parent.

     iv) The Great Western Mint, Inc. (Subsidiary), a Utah Corporation engaged in custom minting, marketing and sales of sculpture, and the creation of propriety minted collectibles. Subsidiary was organized on September 20, 1999 and is wholly owned by Parent.

     Consolidation - On June 24, 1997, the Parent acquired a majority interest (approximately 90%) in Liberty Mint, Inc. (Former Subsidiary), by issuing 620,906 shares of the Parent's common stock for 7,450,864 shares of common stock of Liberty Mint, Inc. (Former Subsidiary). The acquisition was accounted for as a recapitalization of the Former Subsidiary as the shareholders of the Former Subsidiary controlled the combined Company after the acquisition. There was no adjustment to the carrying values of the assets or liabilities of the Parent or Former Subsidiary as a result of the recapitalization. The merger has been accounted for as a reverse merger. Accordingly, Former Subsidiary is treated as the purchaser in the transaction.

     During 1997, the Parent purchased an additional 82,353 shares of Former Subsidiary common stock for $28,000. During 1998, the Parent purchased an additional 28,510 shares of Former Subsidiary common stock for $8,078 in cash and by issuing 396 shares of common stock at $.34 per share. Subsequent to the reverse merger in June 1997, the Parent formed two additional wholly owned Subsidiaries; namely, Liberty Mint Marketing, Inc. on July 2, 1998 and The Great Western Mint, Inc. on September 20, 1999. On September 23, 1999 the Parent sold all of its shares in Former Subsidiary (See Note 2). The 1999 consolidated financial statements include the accounts of the Parent, Former Subsidiary, and the two subsequently formed Subsidiaries. All significant intercompany transactions between Parent, Former Subsidiary, and the two remaining Subsidiaries have been eliminated in consolidation.

     Accounts Receivable - The Company factors their accounts receivable with a financial institution at 85% with full recourse. During the year ended December 31, 1999, the Company received $91,482 from factoring accounts receivable. At December 31, 1999, $98,185, have been received from factoring accounts receivable and are presented as a liability as the underlying accounts receivable have not been collected.

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

NOTE 4 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of December 31, 1999:

                                                                    1999
                                                                -----------
         Production and refining equipment                  $       14,903

              Less:     accumulated depreciation

                          and amortization                            (206)
                                                                -----------
                                                            $       14,697
                                                               ------------

     Depreciation and amortization expense for the years ended December 31, 1999, amounted to $206.

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INVENTORIES

     Inventories consist of the following at December 31:

                                                           1999
                                                    -------------------
                                                  Troy
                                                 Ounces             Value
                                              ---------         ----------
     Total silver inventory                         10,182   $        58,752
     Total gold inventory                            2,335           657,886
                                              ---------         ----------

              Combined silver and

                gold inventory                                       716,638
                                                                ----------
     Other inventories:
              Other metals inventory                                  19,412
              Accessories inventory                                   80,893
                                                                ----------
              Total other inventories                                100,305
                                                                ----------
                           Total inventories                 $       816,943
                                                                ----------



NOTE 6 - ACCRUED LIABILITIES

     The following is a summary of accrued liabilities as of December 31, 1999:

                                                                     1999
                                                              --------------
           Payroll costs                                     $        205,400
           Conversion feature of notes payable (Note 7)               133,334
           Contingency on stock guarantee                              42,500
           Cost prepayment                                             25,000
           Accrued interest                                            46,478
                                                               --------------
                                                             $        452,712
                                                              ---------------

NOTE 7 - NOTES PAYABLE - RELATED PAYABLE

     The following is a summary of long-term debt, which includes notes payable to related parties, as of December 31, 1999:

                                                                     1999
                                                                --------------
           12% unsecured note payable to a shareholder,
             due November 18, 2000 convertible at 60% of
             market (See note 6)                              $       200,000
                                                               --------------
                                                              $       200,000

           Less:  current portion                                    (200,000)
                                                               --------------
                                                              $             -
                                                               --------------

                        LIBERTY MINT, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE - RELATED PAYABLE [Continued]


The Company has accrued $133,334 of interest expense due to the conversion feature of the note, (See Note 6).

NOTE 8 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 1999 and 1998:

                                                          For the Years Ended
                                                             December 31,
                                                         ----------------------
                                                         1999          1998
                                                       ----------   ----------
      Loss from continuing operations available
        to common stockholders (Numerator)           $ (3,901,813) $ (1,720,525)

      Weighted average number of common shares
        outstanding used in basic earnings per share
        (Denominator)                                   2,153,184       800,771
                                                       ----------   ----------
      Weighted number of common shares and potential
        dilutive common shares outstanding used in
        dilutive earnings per share (Denominator)             N/A           N/A
                                                       -----------  -----------

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

     A summary of the status of the options granted under agreements at December 31, 1999, and changes during the periods then ended is presented in the table below:

                                                               1999
                                                      ----------------------
                                                                Weighted Average
                                                      Shares     Exercise Price
                                                     --------     ------------
     Outstanding at
       beginning of period                          1,706,400    $       7.08
     Granted                                        2,300,000             .40
     Exercised                                       (613,583)            .56
     Forfeited                                       (278,835)              -
     Canceled                                         (22,917)              -
                                                     --------    ------------
     Outstanding at end of Period                   3,091,065    $       4.21
                                                     --------    ------------
     Exercisable at end  of period                  2,091,917    $       1.40
                                                     --------    ------------
     Weighted average fair value of
       options granted                              2,300,000    $          -
                                                    ---------    -------------

                                             LIBERTY MINT, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11  - STOCK OPTIONS [Continued]

     A summary of the status of the options outstanding under agreements at December 31, 1999 is presented below:


                                             Options Outstanding                           Options Exercisable
                                        ------------------------------------------          -------------------------
                                          Weighted-Average       Weighted Average                   Weighted-Average
          Range of          Number            Remaining              Exercise          Number           Exercise
       Exercise Prices    Outstanding     Contractual Life             Price         Exercisable          Price
        -------------       ----------       --------------        ---------------     ----------       -------------
      $   .40               1,717,250       4.3 years               $    .40          1,717,250      $       .40
      $  6.00                 807,382       4.2 years               $   6.00            233,001      $      6.00
      $  6.00                 566,667       4.5 years               $   6.00                  -      $          -
      $  5.76                   8,333       2.3 years               $   5.76              8,333      $      5.76
      $ 12.96                 203,933       1.2 years               $  12.96                  -      $          -


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

NOTE 13 - LITIGATION, CONTINGENCIES AND COMMITMENTS

     Stock guarantee - During December 1998, the Company issued 10,000 shares of its common stock for advertising services performed valued at $60,000. The Company guaranteed the advertising company that one year from the date of issue they would be able to sell their 10,000 shares of common stock for a minimum price of $6.00 per share (or for a total of $60,000). During September 1999 the Company issued an additional 6,667 shares of common stock at $.40 per share under the same agreement. The Company further agreed to issue a sufficient amount of shares to the advertising Company in order to sell and receive total proceeds of $100,000 if the trading price is less than $6.00 per share. As of December 31, 1999 the Company has recorded a $42,500 accrued expense as the market price of the common stock was less than the guaranteed amount.

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

                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation                              Long Term Compensation

                                                                                   Awards                    Payout

                                                                          Restricted      Securities
      Name and                    Salary       Bonus      Other Annual      Stock         Underlying      LTIP       All Other
     Principal          Year        ($)         ($)       Compensation     Award(s)        Options/      payout    Compensation
      Position                                                ($)            ($)            SARs(#)       ($)           ($)
--------------------  --------  ----------- -----------  -------------  -----------  ---------------  ----------  -------------
Daniel R.(2)            1999       69,733        -            -               -          600,000           -               -
Southwick,              1998       71,325        -            -               -                -           -               -
CEO, Director           1997       69,130        -            -               -          200,000(3)        -               -

Larry Ruff CEO,         1999            -        -            -               -                -           -               -
Director                1998       83,640        -            -               -                -           -               -
                        1997       77,330        -            -               -          266,667           -               -

Ron Lewis               1999            -        -            -               -                -           -               -
Salesperson             1998      142.189        -            -               -                -           -               -
                        1997      162,369        -            -               -                -           -               -
--------------------  --------  ----------- -----------  -------------  -----------  ---------------  ----------  --------------

In 1997 Mr. Southwick was granted options to purchase 200,000 shares at $6.00, Mr. Ruff was granted options to purchase 266,667 shares at $6.00. All are vesting at the rate of one-third per year. In 1999, Mr. Southwick was granted options to purchase 600,000 shares at $0.40.

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

  Title of Class         Name and Address of Beneficial                Amount and Nature of                 Percent
                                   Ownership                           Beneficial Ownership                of Class
   Common Stock          Daniel R. Southwick, Director(4)                    407,750(5)                     7.99%(6)
   No Par Value               364 West 4620 North
                               Provo, Utah 84604

   Common Stock              Robert Joyce, Director                          766,000(7)                      13.59%(6)
   No Par Value                4483 Hazetine Ave.
                         Sherman Oaks, California 91423

   Common Stock            John Pennington, Director                         293,046(8)                       5.65%(6)
   No Par Value                 1539 SE 11th St.
                         Deerfield Beach Florida 33441

   Common Stock            William Schmidt, Director(9)                    1,623,621                         30.66%(6)
   No Par Value                88 N.E. 5th Avenue
                             Del Ray, Florida 33483

   Common Stock          American Investment Properties                    1,623,621(10)                     30.66%(6)
   No Par Value               88 N. E. 5th Avenue
                             Del Ray Florida 33483
-------------------  -------------------------------------- ------------------------------------------  ---------------

     (4)Dan Southwick is a managing member of SF Investments, LLC which owns 59,063 shares of common stock of Liberty Mint, Ltd. These shares have been attributed to Dan Southwick as part of his total shares.

     (5) This number includes 200,000 options to purchase shares of the Company at $6.00 and 7,750 at $0.40.


6These percentages assume all options owned by the person or group have been exercised.

     (7) This number includes 200,000 options to purchase shares of the Company at $6.00 and 541,000 at $0.40.

     (8) This number includes 288,046 options to purchase shares of the Company at $0.40.

     (9)These shares have been attributed to William Schmidt as managing member of American Investment Properties.

     (10) This number includes 400,000 options to purchase shares of the Company at $6.00.


  Title of Class         Name and Address of Beneficial                Amount and Nature of                 Percent
                     -------------------------------------- ------------------------------------------  ---------------

   Common Stock                 Ralph P. Muller                            1,663,621(11)                    31.39%(6)
   No Par Value            6400 North Andrews Street
                                   Suite 200
                         Fort Lauderdale, Florida 33309

   Common Stock            All Executive Officers and                       3,130,417                       41.09%(6)
   No Par Value               Directors as a Group
                                 (Five persons)
-------------------  -------------------------------------- ------------------------------------------  ---------------


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

On April 1, 1997, prior to its acquisition by the Company, Liberty Mint, Inc., secured an SBA loan through First National Bank of Layton in the amount of $210,000. Personal guarantees were required from Larry Ruff, a beneficial owner and former officer and Director of the Company, Howard Ruff, a former beneficial owner, and Creed and Clarene Law. Larry and Howard Ruff received no additional consideration for this guarantee. Creed and Clarene Law, who were already shareholders of Liberty Mint, Inc., received 50,000 shares of Liberty Mint, Inc., class A common stock for their guaranty which was only to continue until 1998 when the loan was due to be paid. When the loan was not paid in 1998, Creed and Clarene Law negotiated with the Company for, and were granted, options for 200,000 shares of Liberty Mint, Ltd. at $0.40 per share (market value at the time) for their continued guarantee of the SBA loan. Because the options were issued at cost, they had no value and were not treated as an expense by the Company.

During January 1999, the Company authorized the issuance of 750,000 common shares to American Investment Properties at $0.16 per share pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering in exchange for $125,000 in debt owed to American Investment Properties by the Company. At the time of this transaction AIP was the owner of in excess of 5% of the shares of the Company and was an accredited investor. AIP was infusing cash

      (11) This number includes 1,623,621 shares and options owned by American Investment Properties, which is owned by Ralph P. Muller.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 23 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8K have been filed during the periods covered by this Form 10-KSB.






                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of May, 2000.

Liberty Mint, Ltd.



      /s/ Daniel R. Southwick
-------------------------------------------
Daniel R. Southwick, President and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                    Title                      Date

   /s/ Daniel R. Southwick        President and Director         May 10, 2000
-----------------------------
 Daniel R. Southwick

   /s/ Robert Joyce               Secretary and Director         May 10, 2000
-----------------------------
 Robert Joyce

   /s/ John Pennington            Director                       May 10, 2000
-----------------------------
 John Pennington

  /s/ William C.  Schmidt         Director                       May 10, 2000
-----------------------------
 William C. Schmidt

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

23        24        Consent of Independent  Public  Accountant,  dated March 31,
                    2000.

27        25        Financial Data Schedule "CE"








                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]