Form 10QSB
period 2000-03-31
LIBERTY MINT LTD
filed 2000-05-15
CIK 1042420

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________ .

         Commission file number: 0-27409
                                 -------


                                LIBERTY MINT, LTD
                                -----------------
        (Exact name of small business issuer as specified in its charter)





           Nevada                                        84-1409219
          --------                                       -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)





                      975 North 1430 West, Orem, Utah    84057
                      -------------------------------    ------
               (Address of principal executive office) (Zip Code)


                                 (801) 426-6699
                             ----------------------
                           (Issuer's telephone number)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes XX           No

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 10, 2000 was 4,947,210

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                                     PART II

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES...............................6

ITEM 5.  OTHER INFORMATION.....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................7

SIGNATURES.....................................................................8

INDEX TO EXHIBITS..............................................................9








                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Liberty Mint, Ltd., a Colorado corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-11 and are incorporated herein by this reference.






                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                        LIBERTY MINT, LTD. AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000







                         PRITCHETT, SILER & HARDY, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS

                        LIBERTY MINT, LTD. AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS

                                                                            PAGE

     --      Accountants' Review Report                                      F-2

     -- Unaudited Condensed Consolidated
            Balance Sheets, March 31, 2000 and December 31,  1999      F-3 - F-4

     -- Unaudited Condensed Consolidated Statements of Operations,
            for the three months ended March 31, 2000 and 1999               F-5


    -- Unaudited Condensed Consolidated Statements of Cash Flows,
            for the three months ended March 31, 2000 and 1999         F-6 - F-7


    -- Notes to Unaudited Condensed Consolidated Financial Statements F-8 - F-11

                 [Letterhead of PRITCHETT, SILER & HARDY, P.C.]




                           ACCOUNTANTS' REVIEW REPORT

Board of Directors

LIBERTY MINT, LTD. AND SUBSIDIARY

Orem, Utah

We have reviewed the accompanying condensed consolidated balance sheet of Liberty Mint, Ltd. and Subsidiary as of March 31, 2000 and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000. These financial statements are the responsibility of the Company's management. All information included in these financial statements is the representation of management of Liberty Mint, Ltd. and Subsidiary.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Liberty Mint, Ltd. and Subsidiary will continue as a going concern. As discussed in Note 3 to the financial statements, Liberty Mint, Ltd. and Subsidiary have current liabilities in excess of assets and have not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.
May 8, 2000
Salt Lake City, Utah

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  [Unaudited - See Accountants' Review Report]



                                     ASSETS


                                                       March 31,    December 31,
                                                        2000           1999
                                                     ------------  ------------
CURRENT ASSETS:

     Cash and cash equivalents                      $     19,438  $     53,858
     Accounts receivable, net of $2,454 allowance        486,310       303,624
     Inventory                                           619,023       816,943
     Prepaid expenses                                    221,600       204,856
                                                      ----------    ----------
                  Total Current Assets                 1,346,371     1,379,281
                                                      ----------    ----------

PROPERTY AND EQUIPMENT, net                              175,599        14,697
                                                      ----------    ----------

OTHER ASSETS:

     Other assets                                          6,193         6,400
                                                      ----------    ----------
                  Total Other Assets                       6,193         6,400
                                                      ----------    ----------
                                                    $  1,528,163  $  1,400,378
                                                      ==========    ==========







                                   [Continued]

                        LIBERTY MINT, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  [Unaudited - See Accountants' Review Report]
                                   [Continued]

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                      March 31,     December 31,
                                                       2000             1999
                                                    ------------    -----------
CURRENT LIABILITIES:

     Accounts payable                              $    186,882   $      76,521
     Factoring advances                                 107,132          98,185
     Accrued expenses                                   346,599         452,712
     Customer deposits                                  595,595         799,622
     Notes payable - related party                      290,000         200,000
     Liabilities of discontinued operations             618,180         655,596
                                                     ----------     -----------
                  Total Current Liabilities           2,144,388       2,282,636
                                                     ----------     -----------
                                                      2,144,388       2,282,636
                                                     ----------     -----------

COMMITMENTS AND CONTINGENCIES

  [See Note 17]                                               -               -

STOCKHOLDERS' (DEFICIT):

     Preferred Stock, no par value,
       10,000,000 shares authorized,
       no shares issued and outstanding                       -               -
     Common stock, no par value,
       25,000,000 shares authorized,
       4,929,710 and 4,349,256
       shares issued and outstanding                  3,501,164       3,268,893
     Retained (deficit)                              (3,993,181)     (3,901,943)
                                                     ----------     -----------
                                                       (635,888)       (633,050)
                                                     ----------     -----------
           Less Stock Subscriptions Receivable         (124,208)       (249,208)
                                                     ----------     -----------
           Total Stockholders' (Deficit)               (616,225)       (882,258)
                                                     ----------     -----------
                                                   $  1,528,163   $   1,400,378
                                                     ==========     ===========





     Note:The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                        LIBERTY MINT, LTD. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  [Unaudited - See Accountants' Review Report]

                                                        For the Three
                                                        Months Ended

                                                          March 31,
                                                 --------------------------
                                                   2000            1999
                                              -------------    ------------
SALES, net of returns and discounts        $      910,523    $     114,882

COST OF GOODS SOLD                                670,186           49,545
                                               -----------      ----------
GROSS PROFIT                                      240,337           65,337
                                               -----------      ----------
OPERATING EXPENSES:

      General and administrative                  309,577          111,566
      Bad debt expense                                  -        1,926,634
                                               -----------      ----------
           Total Operating Expenses               309,577        2,038,190
                                               -----------      ----------
LOSS FROM OPERATIONS                              (69,240)      (1,972,853)
                                               -----------      ----------
OTHER INCOME (EXPENSE):

      Interest expense                            (20,998)          (6,072)
                                               -----------      ----------
           Total Other Income (Expense)           (20,998)          (6,072)
                                               -----------      ----------
LOSS FROM CONTINUING OPERATIONS

  BEFORE INCOME TAXES                             (90,238)      (1,978,925)

CURRENT TAX EXPENSE                                     -                -

DEFERRED TAX EXPENSE                                    -                -
                                               -----------      ----------
NET LOSS                                   $      (90,238)   $  (1,978,935)
                                               ===========      ==========

LOSS PER COMMOM SHARE                      $         (.02)   $       (2.10)
                                               ===========      ==========












         The accompanying notes are an integral part of these unaudited condensed financial statements.


                                        LIBERTY MINT, LTD. AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    [Unaudited - See Accountants' Review Report]

                                  Increase (Decrease) in Cash and Cash Equivalents

                                                                           For the Three
                                                                           Months Ended
                                                                           December 31,

                                                                        ------------------------
                                                                       2000            1999
                                                                    -----------      -----------
Cash Flows Provided by Operating Activities:
     Net loss                                                     $     (90,238)  $   (1,978,935)
                                                                     ------------    ------------
     Adjustments to reconcile net loss
      to net cash used by operating activities:
       Depreciation and amortization                                      5,582               -
       Non-cash expenses, including stock issued for
         services & interest expense                                    152,271              -
       Bad debt expense                                                       -        1,926,634
       Changes in assets and liabilities:
         (Increase) in accounts receivable                             (182,686)         (76,304)
         (Increase) decrease in inventory                               197,920          (23,869)
         (Increase) decrease in prepaid expense                         (16,744)         (18,000)
         (Increase) in other assets                                         207           (5,771)
         Increase in accounts payable                                   110,361           85,541
         Increase (decrease) in factoring advances                        8,947                -
         Increase in accrued expenses                                  (106,113)          29,760
         Increase (decrease) in customer deposits                      (204,027)             110
         (Decrease) in liabilities of discontinued operations           (37,416)               -
                                                                     ------------    ------------
              Total Adjustments                                         (72,698)      (1,918,012)
                                                                     ------------    ------------
              Net Cash (Used) by Operating Activities                  (162,936)         (60,834)
                                                                     ------------    ------------
Cash Flows Provided by Investing Activities:
       Purchases of property and equipment                             (166,484)          (1,833)
                                                                     ------------    ------------
              Net Cash (Used) by Investing Activities                  (166,484)          (1,833)
                                                                     ------------    ------------
Cash Flows Provided by Financing Activities:
       Proceeds from Issuance of common stock                            80,000                -
       Decrease in stock subscription receivable                        125,000                -
       Proceeds from notes payable - related party                       90,000                -
                                                                     ------------    ------------
              Net Cash Provided by Financing Activities                 295,000                -
                                                                     ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents              $     (34,420)      $  (62,667)

Cash and Cash Equivalents at Beginning of Period                         58,858           82,223
                                                                     ------------    ------------
Cash and Cash Equivalents at End of Period                        $      19,438       $   19,556
                                                                     ============    ============

                                                     [Continued]


                        LIBERTY MINT, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  [Unaudited - See Accountants' Review Report]
                Increase (Decrease) in Cash and Cash Equivalents

                                   [Continued]


                                                                              For the Three
                                                                              Months Ended
                                                                              December 31,
                                                                           ------------------------
                                                                          2000            1999
                                                                       -----------      -----------
Cash Flows Provided by Operating Supplemental
  Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                                                      $       1,972   $         -
       Income taxes                                                  $           -   $         -

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
     For the three months ended March 31, 2000:
              The Compny  issued  380,494  shares
               of common  stock for  services rendered
               value at $152,198(or $.40 per share).

     For the three months ended March 31, 1999:
         None.













         The accompanying notes are an integral part of these unaudited condensed financial statements.

                        LIBERTY MINT, LTD. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business and Basis of Presentation - The consolidated financial statements include the following accounts:

     i) Liberty Mint, Ltd. (Parent), currently organize as a Nevada Corporation as of October 8, 1999 having been originally formed as a Colorado Corporation on March 13, 1990. Parent's name was Hana Acquisitions, Inc. (Then a shell entity with no operations) prior to reverse merger with Liberty Mint, Inc. on June 24, 1997. The Parent presently operates through its Subsidiaries.

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

                        LIBERTY MINT, LTD. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - DISCONTINUED OPERATIONS

     During September 1999, the Company sold its stock in the subsidiary Liberty Mint, Inc. for $25 in cash and effectively discontinued its bullion and foundry business. All revenues and expenses associated with this business have been netted and reclassified as discontinued operations on the income statement for all periods presented. Revenue for the years ended December 31, 1999, and 1998 relating to these operations was $4,081,880 and $4,430,950, respectively.

NOTE 3 - GOING CONCERN

     The Company has incurred significant losses during 1999 and 1998 and has current liabilities in excess of current assets at March 31, 2000. As of March 31, 2000, the company does not have the ability to pay off liabilities of discontinued operations without additional funds provided through loans and/or through additional sales of its common stock. These items raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of March 31, 2000 and December 31, 1999:

                                                       March 31,    December 31,
                                                           2000         1999
                                                  -------------    -------------
     Production and refining equipment          $    181,387      $     14,903

       Less:  accumulated depreciation
                and amortization                      (5,788)             (206)
                                               --------------     --------------
                                                $    175,599      $     14,697
                                              ---------------     --------------

     Depreciation and amortization expense for the three months ended March 31, 2000 and 1999, amounted to $5,582 and $0.

                        LIBERTY MINT, LTD. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACCRUED LIABILITIES

     The following is a summary of accrued liabilities:

                                                 March 31,          December 31,
                                                   2000                  1999
                                              -------------        -------------
       Payroll costs                      $       118,125       $     205,400
       Conversion feature of
         notes payable (Note 7)                   133,334             133,334
       Contingency on stock guarantee              42,500              42,500
       Accrued interest                            52,640              43,479
       Cost prepayment                                  -              25,000
                                              -----------           ----------
                                          $       346,599       $     452,712
                                              -----------           ----------

NOTE 6 - CAPITAL STOCK

     The Company issued 15,000 shares of common stock to a consultant for services performed, valued at $6,000, March 31, 2000

     The Company issued 200,000 shares of common stock in exercise of options. Proceeds received amounted to $80,000, (or $.40 per share).

     The Company issued 6,000 shares of common stock to consultants for services perfomed valued at $2,400 (or $.40 per share).

     The Company issued 359,454 shares of common stock to shareholders of the Company for services rendered valued at $143,782, (or $.40 per share).

NOTE 7 - RELATED PARTY TRANSACTIONS

     The Company entered into certain transactions with related individuals and entities resulting in the following balances at March 31, 2000.

     Notes Payable to stockholders - During December 1997, a shareholder of the Company loaned the Company $200,000 at 12% interest compounding yearly. The note due on demand. At March 31, 2000, accrued interest amounted to $52,640. During the three months ended March 31, 2000 shareholders of the Company loaned $90,000 to the Company at 12% interest. The notes are due on demand.

     The Company had at March 31, 2000 and 1999, options and warrants outstanding to purchase 3,303,565 and 1,918,900 shares of common stock, respectively, at prices ranging from $.40 to $12.96 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the exercise price of the options was greater than the average market price of the common shares).

                        LIBERTY MINT, LTD. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

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

     The Company has available at March 31, 2000, unused operating loss carryforwards of approximately $3,900,000 which may be applied against future taxable income and which expire in various years through 2019.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,326,000 as of March 31, 2000, with an offsetting valuation allowance at year end of the same amount resulting in a change in the valuation allowance of approximately $34,000 during the three months ended March 31, 2000.

NOTE 9 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2000, and 1999:


                                                                          For the Three
                                                                          Months Ended
                                                                            March 31,
                                                                     ----------------------
                                                                      2000            1999
                                                                    ----------     ----------

       Loss from continuing operations available
         to common stockholders (Numerator)                       $    (90,238)  $ (1,978,935)

       Weighted average number of common shares
         outstanding used in basic earnings per share
         (Denominator)                                               4,537,298        943,446
                                                                    ----------     ----------
       Weighted average number of common shares and potential
         dilutive common shares outstanding used in
         dilutive earnings per share (Denominator)                         N/A            N/A
                                                                    -----------    -----------

NOTE 10 - LITIGATION, CONTINGENCIES AND COMMITMENTS

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company

Liberty Mint, Ltd., a Nevada corporation (the "Company"), operates through two subsidiaries. The Great Western Mint, Inc. ("GWM") provides custom minting services for government agencies, companies large and small, and any other organization that desires to produce a custom coin or commemorative. The GWM also conceives and markets proprietary coin related products and sculpture. The Company's second subsidiary, Liberty Mint Marketing, Inc., creates and markets licensed sports and entertainment related collectibles.

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

General

During the first quarter of 2000, the Company continued to improve its financial condition. The Company increased its revenues over the comparable quarter in 1999. As a direct result of increased revenues for the first quarter of 2000 and the year ended December 31, 1999, the Company's overall financial health significantly improved. While the Company is still showing an overall loss, the amount of loss for the first quarter of 2000 is significantly less than the loss shown for the comparable period in 1999.

Results of Operations

Gross revenues for the quarter ended March 31, 2000 were $910,523 compared to $114,882 for the same period in 1998, an increase of $795,641. The gross revenues for March 31, 2000, were higher than the comparable quarter in 1998 due to revenues generated by the Company's new subsidiary, The Great Western Mint, Inc.

Costs of revenues were $670,186 or 74% of revenues for the quarter ended on March 31, 2000, compared to $49,545 or 43% of revenues for the first quarter of 1999. The percentage increase in the cost of revenues is primarily due to the fact that the Company's first quarter sales consisted primarily of manufactured goods as opposed to the previous period when the bulk of the Company's sales were of brokered goods.

Gross profit was $240,337 for the quarter ended on March 31, 2000 and $65,337 for the comparable quarter in 1999. Gross profit as a percentage of revenues was 26% and 57%, respectively.

General and administrative expenses were $309,557 for the quarter ended on March 31, 2000 and $111,566 for the comparable period in 1999, an increase of $197,991. The primary reason for the increase was additional costs associated with the operations of the Company's new subsidiary, The Great Western Mint.

The Company had an operating loss of $90,238 during the quarter ended on March 31, 2000, compared to an operating loss of $1,978,925 for the comparable quarter in 1999. The reduction of the Company's operating loss for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily attributable to the fact the Company expensed $1,972,853 from the divestiture of its unprofitable subsidiary.

During the quarter ended March 31, 2000, the Company incurred interest expenses in the amount of $20,998. During the comparable period in 1999, the Company incurred interest expenses in the amount of $6,072. The primary reason for the increase is factoring costs incurred by The Great Western Mint.

Capital Resources and Liquidity

At March 30, 2000, the Company had current assets of $1,346,371 and total assets of $1,528,163 as compared to $1,379,281 and $1,400,378, respectively at December 31, 1999. The Company had a working capital deficit of $3,993,181 at March 31, 2000 compared to a working capital deficit of $3,901,943 at December 31, 1999.

The stockholders' deficit in the Company was $616,225 as of March 31, 2000, compared to $882,258 as of December 31, 1999.

Due to the Company's losses prior to its divestiture of its former subsidiary, Liberty Mint, Inc., in September of 1999 the Company continues to experience cash flow shortages. To satisfy its cash requirements, including debt service, the Company must periodically raise funds from external sources. This has occasionally involved the Company conducting exempt offerings of its equity securities. However, during the first quarter of 2000, the Company did not issue any equity securities to finance its operations.

Year 2000 Compliance

The Year 2000 problem is a result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or create erroneous results. As of April 21, 2000, The Company has not experienced any year 2000 problems.



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                     PART II

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

On November 5, 1999, the Company issued 15,000 shares of common stock, to Richard D. Surber for consulting services rendered to the Company pursuant to an October 15, 1999 consulting agreement. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offerree who was issued stock for services rendered to the Company ; (3) the offeree did not resell the stock but has agreed to hold it for investment purposes; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On February 15, 2000, pursuant to an option agreement, the Company issued 200,000 Common Shares to Creed and Clarene Law for $80,000, pursuant to section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering.

On February 25, 2000, pursuant to an option agreement, the Company issued 17,500 shares of common stock, at $0.40 per share, in lieu of salary owed for October, 1999, to Rob Joyce, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. At the time of this transaction, Mr. Joyce was an officer of the Company. The Shares were sold to Mr. Joyce pursuant to section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering.

On March 3, 2000, pursuant to an option agreement, the Company issued 3,000 shares of common stock to Donna Saltzman, 1,000 shares of common stock to Linda Memmo, 1,000 shares of common stock to A. Ferracuti, and 1,000 shares of common stock to Franco Poletti, as compensations for services rendered by SF Investments Co. in updating the Company's Internet website. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only four offerrees who were issued stock for services rendered to the Company by SF Investments Co.; (3) the offerees did not resell the stock but have agreed to hold it for at least twelve months; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On March 6, 2000, pursuant to an option agreement, the Company issued 306,954 shares of common stock to American Investment Properties ("AIP") at $0.40 per share for cash, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. At the time of this transaction AIP was an accredited investor, as defined in Rule 215, whose employee, William Schmidt, served on the Board of Directors of the Company. The shares were sold to AIP to provide working capital for the Company for the purpose of allowing operations of the Company to continue.

On March 20, 2000, the Company issued 15,000 shares of common stock,  to Richard
D. Surber for consulting services rendered to the Company pursuant to a December 15, 1999 Consulting Agreement. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offerree who was issued stock for services rendered to the Company; (3) the offeree did not resell the stock but has agreed to hold it for investment purposes; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On March 29, 2000, pursuant to an option agreement, the Company issued 35,000 shares of common stock, at $0.40 per share, in lieu of salary owed for November and December, 1999 to Rob Joyce, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. At the time of this transaction, Mr. Joyce was an officer of the Company. The Shares were sold to Mr. Joyce pursuant to section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering.

On April 1, 2000, pursuant to an option agreement, the Company issued 17,500 shares of common stock, at $0.40 per share, in lieu of salary owed for January, 2000, to Rob Joyce, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. At the time of this transaction, Mr. Joyce was an officer of the Company. The Shares were sold to Mr. Joyce pursuant to section 4(2) of the Securities Act of 1933 in a private transaction by the Company which did not involve a public offering.

ITEM 5.           OTHER INFORMATION

During January and February of 2000, the Company moved its offices to 975 North 1430 West, Orem, Utah 84057. The Company now shares an office with its subsidiary, The Great Western Mint. The Company has no lease on the office space and pays no rent to The Great Western Mint.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

(b)  Reports on Form 8-K. No reports  were filed on Form 8-K during the quarter.
     -------------------




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of May 2000.

                                LIBERTY MINT, LTD.

                                /s/ Dan Southwick
                                ------------------
                                Dan Southwick
                                President, Chief Executive Officer and Director


                                /s/ Eugene Pankrantz
                                ------------------
                                Eugene Pankrantz
                                Controller

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

3(vii)     *   By-laws of Liberty Mint, Ltd., a Nevada corporation (incorporated herein by reference  from  Exhibit  3(ii) to the  Company's  Form
               10-SB/A-2 as filed with the Securities and Exchange Commission on March 27, 2000).

27        __   Financial Data Schedule "CE"