Form 10QSB
period 2000-06-30
LIBERTY MINT LTD
filed 2000-08-14
CIK 1042420

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from     to

                   Commission File No. 0-27409

                       LIBERTY MINT, LTD.
     (Exact name of small business issuer as specified in its
                            charter)

            Nevada                          84-1409219
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

             975 North 1430 West, Orem, Utah  84057
             (Address of principal executive offices)

                          801-426-6699
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State  the number of shares outstanding of each of the  issuer's
classes  of  common equity, as of August 14,  2000:   29,683,260
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                 PATRIOT INVESTMENT CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - June 30,  2000
          (unaudited) and December 31, 1999               5

          Condensed    Statements   of   Operations
          (unaudited) for the Three Months and  Six
          Months Ended June 30, 2000 and 1999,  and
          for  the  Period  from January  13,  1986
          (Inception) to June 30, 2000                    7

          Condensed   Statements  of   Cash   Flows
          (unaudited) for the Three Months and  Six
          Months Ended June 30, 2000 and 1999,  and
          from  the  Period from January  13,  1986
          (Inception) to June 30, 2000                    8

          Notes     to    Consolidated    Financial
          Statements                                     10

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition  or  Plan
          of Operation                                   14

PART II.  Other Information                              17

          Item 6.  Exhibits and Reports on Form 8-K      18

          Signatures                                     19

(Inapplicable items have been omitted)

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
LIBERTY MINT, LTD. AND SUBSIDIARY
Orem, Utah

We have reviewed the accompanying condensed consolidated balance sheet of Liberty Mint, Ltd. and Subsidiary as of June 30, 2000 and the related condensed consolidated statements of operations for the three and six months ended and cash flows for the six months ended June 30, 2000. These financial statements are the responsibility of the Company's management. All information included in these financial statements is the representation of management of Liberty Mint, Ltd. and Subsidiary.

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




PRITCHETT, SILER & HARDY, P.C.

August 11, 2000
Salt Lake City, Utah

                LIBERTY MINT, LTD. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]

                             ASSETS




                                          June 30,  December 31,
                                            2000        1999
                                       ________________________
CURRENT ASSETS:
  Cash and cash equivalents              $    8,233  $   53,858
  Accounts receivable, net of
   $2,454 allowance                         172,753     303,624
  Inventory                                 182,685     816,943
  Prepaid expenses                          212,660     204,856
                                       ____________ ___________
          Total Current Assets              576,331   1,379,281
                                       ____________ ___________

PROPERTY AND EQUIPMENT, net                 180,689      14,697
                                       ____________ ___________

OTHER ASSETS:
  Other assets                                6,193       6,400
                                       ____________ ___________
          Total Other Assets                  6,193       6,400
                                       ____________ ___________
                                         $  763,213  $1,400,378
                                       ____________ ___________

                        (Continued)

                LIBERTY MINT, LTD. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]

                           [Continued]

             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


                                          June 30,  December 31,
                                            2000        1999
                                       ____________ ___________
CURRENT LIABILITIES:
  Accounts payable                       $  152,946  $   76,521
  Factoring advances                         12,475      98,185
  Accrued expenses                          425,820     452,712
  Customer deposits                          83,136     799,622
  Notes payable - related party             200,000     200,000
  Liabilities of discontinued operations    638,794     655,596
                                       ____________ ___________
          Total Current Liabilities       1,513,171   2,282,636
                                       ____________ ___________
                                          1,513,171   2,282,636
                                       ____________ ___________

COMMITMENTS AND CONTINGENCIES
  [See Note 10]                                   -           -
                                       ____________ ___________
STOCKHOLDERS' (DEFICIT):

Preferred Stock, $.001 par value,
 10,000,000 shares authorized, no
 shares issued and outstanding                    -           -
Common stock, $.001 par value, 50,000,000
 shares authorized, 29,683,260 and
 26,095,363 shares issued and outstanding    29,683      26,096
Capital in excess of par value            3,478,482   3,242,797
Retained (deficit)                       (4,133,915) (3,901,943)
                                         ____________ ___________
                                           (625,750)   (633,050)
                                         ____________ ___________

   Less Stock Subscriptions Receivable      124,208     249,208
                                         ____________ ___________
   Total Stockholders' (Deficit)           (749,958)   (882,258)
                                         ____________ ___________
                                         $  763,213  $1,400,378
                                         ____________ ___________


Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                LIBERTY MINT, LTD. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]

                                  For the Three         For the Six
                                  Months Ended         Months Ended
                                    June 30,             June 30,
                        _______________________________________________
                                2000       1999        2000       1999
                        _____________________________________________
SALES, net of returns
  and discounts              $ 844,763   $ 16,353   $1,755,287   $ 131,236

COST OF GOODS SOLD             695,115     13,159    1,365,301      62,704
                          _____________________________________________
GROSS PROFIT                   149,649      3,194      389,986      68,531
                          _____________________________________________
OPERATING EXPENSES:
   General and administrative  280,955    177,811      588,626     290,010
   Bad debt expense                  -          -        1,106           -
                          ____________________________________________
  Total Operating Expenses     280,955    177,811      589,732     290,010
                          _____________________________________________
LOSS FROM OPERATIONS          (131,300)  (174,617)    (199,746)   (221,479)
                          _____________________________________________
OTHER EXPENSE):
   Interest expense             (9,902)    (6,072)     (30,900)     (6,072)
   Other expense                  (709)         -       (1,326)          -
                          _____________________________________________

   Total Other (Expense)       (10,611)    (6,072)     (32,226)     (6,072)
                          _____________________________________________
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES         (141,911)  (180,689)    (231,972)   (227,551)

CURRENT TAX EXPENSE                  -          -            -           -

DEFERRED TAX EXPENSE                 -          -            -           -
                          _____________________________________________
NET (L0SS)                   $(141,911) $(180,689)   $(231,972) $ (227,551)
                          _____________________________________________
(LOSS) PER COMMON SHARE     $     (.00) $    (.01)   $    (.01) $     (.01)
                          _____________________________________________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                LIBERTY MINT, LTD. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]

                                                             For the Six
                                                             Months Ended
                                                             December 31,
                                                       _______________________
                                                            2000      1999
                                                       ______________________
Cash Flows Provided by Operating Activities:
  Net loss                                            $(231,972)   $ (227,551)
                                                       ______________________
  Adjustments to reconcile net loss
    to net cash used by operating activities:
  Depreciation and amortization                          11,577           122
  Non-cash expenses, including stock issued for
    services & interest expense                         239,272             -
   Changes in assets and liabilities:
     Decrease in accounts receivable                    130,871         1,776
     (Increase) decrease in inventory                   634,258       (95,846)
     Decrease in prepaid expenses                        (7,804)      (18,000)
     (Increase) in other assets                             207             -
     Increase in accounts payable                        76,425        73,704
     (Decrease) in factoring advances                   (85,710)            -
     (Decrease) in accrued expenses                    (298,865)            -
     (Decrease) in customer deposits                   (716,486)            -
     (Decrease) in liabilities of discontinued
       operations                                       (16,802)     (269,988)
                                                        ______________________
       Net Cash (Used) by Operating Activities         (265,029)     (535,783)
                                                        ______________________
Cash Flows Provided by Investing Activities:
  Purchases of property and equipment                  (177,569)            -
                                                        ______________________
       Net Cash (Used) by Investing Activities         (177,569)            -
                                                        ______________________
Cash Flows Provided by Financing Activities:
  Proceeds from Issuance of common stock                      -       538,396
  Decrease in stock subscription receivable             125,000             -
  Increase in notes payable - related party             271,973             -
                                                        ______________________
       Net Cash Provided by Financing Activities        396,973       538,396
                                                        ______________________
Net Increase (Decrease) in Cash and Cash Equivalents    (45,625)        2,613

Cash and Cash Equivalents at Beginning of Period         53,858        52,223
                                                        ______________________
Cash and Cash Equivalents at End of Period             $  8,233      $ 54,836
                                                        ________________________


                           [Continued]

                LIBERTY MINT, LTD. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]

                           [Continued]
                                                            For the Six
                                                            Months Ended
                                                              June 30,
                                                      ________________________
                                                           2000      1999
                                                      _______________________
Cash Flows Provided by Operating Supplemental
 Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                             $   3,902  $      -
   Income taxes                                         $       -  $      -

Supplemental Disclosures of Non-Cash Investing
 and Financing Activities:
  For the six months ended June 30, 2000:
       None.
  For the three months ended June 30, 1999:
     None.


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

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business   and   Basis  of  Presentation  -  The   consolidated
  financial statements include the following accounts:

     i) Liberty Mint, Ltd. (Parent), was originally formed as a Colorado Corporation on March 13, 1990. On October 8, 1999 the Parent changed its domicile to Nevada. Parent's name was Hana Acquisitions, Inc. (Then a shell entity with no operations) prior to reverse merger with Liberty Mint, Inc. on June 24, 1997. The Parent presently operates through its Subsidiaries.

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

  Consolidation - On June 24, 1997, the Parent acquired a majority interest (approximately 90%) in Liberty Mint, Inc. (Former Subsidiary), by issuing 3,725,436 shares of the Parent's common stock for 7,450,864 shares of common stock of Liberty Mint, Inc. (Former Subsidiary). The acquisition was accounted for as a recapitalization of the Former Subsidiary as the shareholders of the Former Subsidiary controlled the combined Company after the acquisition. There was no adjustment to the carrying values of the assets or liabilities of the Parent or Former Subsidiary as a result of the recapitalization. The merger has been accounted for as a reverse merger. Accordingly, Former subsidiary is treated as the purchaser in the transaction.

  During 1997, the Parent purchased an additional 82,353 shares of Former Subsidiary common stock for $28,000. During 1998, the Parent purchased an additional 28,510 shares of Former Subsidiary common stock for $8,078 in cash and by issuing 2,376 shares of common stock at $.06 per share. Subsequent to the reverse merger in June 1997, the Parent formed two additional wholly owned Subsidiaries; namely, Liberty Mint Marketing, Inc. on July 2, 1998 and The Great Western Mint, Inc. on September 20, 1999. On September 23, 1999 the Parent sold all of its shares in Former Subsidiary (See Note 2). The 1999 consolidated financial statements include the accounts of the Parent, Former Subsidiary, and the two subsequently formed Subsidiaries. All significant intercompany transactions between Parent, Former Subsidiary, and the two remaining Subsidiaries have been eliminated in consolidation.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - GOING CONCERN

  The Company has incurred significant losses during 1999 and 1998 and has current liabilities in excess of current assets at June 30, 2000. As of June 30, 2000, the company does not have the ability to pay off liabilities of discontinued operations without additional funds provided through loans and/or through additional sales of its common stock. These items raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of June 30, 2000 and December 31, 1999:

                                    June 30,     December 31,
                                       2000            1999
                                 _____________  _______________
Production and refining equipment $  183,858       $  14,903
    Lease hold improvements            8,614               -

    Less: accumulated depreciation
         and amortization             11,783             206
                                  ______________________________
                                 $   180,689       $  14,697
                                  _________________________________

  Depreciation and amortization expense for the six months  ended
  June   30,  2000  and  1999,  amounted  to  $11,577   and   $0,
  respectively.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACCRUED LIABILITIES

  The following is a summary of accrued liabilities:

                                     June 30,        December 31,
                                       2000              1999
                                 _____________      _____________
     Payroll costs                 $   191,346       $   205,400
     Conversion feature of
       notes payable (Note 7)          133,334           133,334
     Contingency on stock guarantee     42,500            42,500
     Accrued interest                   58,640            43,479
     Cost prepayment                         -            25,000
                                 _____________      _____________
                                   $   425,820       $   452,712
                                 _____________      _____________

NOTE 6 - CAPITAL STOCK

  The  Company  issued  1,200,000  shares  of  common  stock   in
  exercise of options. Proceeds received amounted to $80,000, (or $.07 per share).

  The  Company  issued  90,000  shares  of  common  stock  to   a
  consultant for services performed, valued at $6,000,  (or  $.07 per share).

  The Company issued 2,156,724 shares of common stock to shareholders of the Company for services rendered valued at $143,782, (or $.07 per share).

  The Company issued 36,000 shares of common stock to consultants for services perfomed valued at $2,400 (or $.07 per share).

  The Company issued 105,000 shares of common stock to a consultant for services performed, valued at $7,000 (or .07 per share).

  Restatement - The financial statements have been restated for all periods presented to reflect a six for-one forward stock split effective August 11, 2000.

NOTE 7 - RELATED PARTY TRANSACTIONS

  The Company entered into certain transactions with related individuals and entities resulting in the following balances at June 30, 2000.

  Notes  Payable  to  stockholders  -  During  December  1997,  a shareholder of the Company loaned the Company $200,000  at  12%
  interest compounding yearly.  The note due on demand.  At  June
  30, 2000, accrued interest amounted to $58,640.

  The Company had at June 30, 2000 and 1999, options and warrants outstanding to purchase 19,821,390 and 11,513,400 shares of common stock, respectively, at prices ranging from $.07 to $2.16 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the exercise price of the options was greater than the average market price of the common shares).

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

  The Company has available at June 30, 2000, unused operating loss carryforwards of approximately $3,900,000 which may be applied against future taxable income and which expire in various years through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,326,000 as of June 30, 2000, with an offsetting valuation allowance at year end of the same amount resulting in a change in the valuation allowance of approximately $34,000 during the three months ended June 30, 2000.

NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the six months ended June 30, 2000, and 1999:

                                             For the Six
                                             Months Ended
                                               June 30,
                                        ______________________
                                            2000     1999
                                          ____________________
Loss from continuing operations available
 to  common  stockholders  (Numerator)   $(231,72) $(227,551)

Weighted average number of common shares
 outstanding used in basic earnings per
 share (Denominator)                   28,452,948  15,226,467
                                          ____________________
Weighted average number of common shares
 and potential dilutive common shares
 outstanding used in dilutive earnings
 per share (Denominator)                      N/A        N/A
                                         ______________________

NOTE 10 - LITIGATION, CONTINGENCIES AND COMMITMENTS

  Stock guarantee - During December 1998, the Company issued 60,000 shares of its common stock for advertising services performed valued at $60,000. The Company guaranteed the advertising company that one year from the date of issue they would be able to sell their 60,000 shares of common stock for a minimum price of $1.00 per share (or for a total of $60,000). During September 1999 the Company issued an additional 40,002 shares of common stock at $.07 per share under the same agreement. The Company further agreed to issue a sufficient amount of shares to the advertising Company in order to sell and receive total proceeds of $100,000 if the trading price is less than $1.00 per share. As of December 31, 1999 the Company has recorded a $42,500 accrued expense as the market price of the common stock was less than the guaranteed amount.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

The Company has identified three areas which it will attempt to cultivate through its marketing efforts: 1) themes of general interest and gift items manufactured by GWM, 2) sports and entertainment collectibles under the trade name of Superstar Commemorative Collector Series ("SCCS"), and 3) western art and collectibles under the trade name of Jackson Hole Collectibles. The Company does not anticipate actively pursuing the Jackson Hole Collectibles until sometime in mid-2001.

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


General

During the second quarter of 2000, through the consulting company, The WebCom Group, Inc., the Company established a web site at www.libertymint.com. In addition, the Company established web sites for its subsidiaries, Great Western Mint at www.greatwesternmint.com and Liberty Mint Marketing at www.superstarseries.com. The Company intends to enter a management agreement with The WebCom Group, Inc. to maintain and promote the web sites.

The Company has changed its transfer agent to from Corporate Stock Transfer in Denver, Colorado to Interwest Transfer Company at 1921 East 4800 South, Suite 100, Salt Lake City, Utah 84117. The change in transfer agent was made for convenience of the Company.

During the first half of 2000, the Company continued to improve its financial condition. The Company increased its revenues over the comparable quarter in 1999. As a direct result of increased revenues for the first half of 2000 and the year ended December 31, 1999, the Company's overall financial health significantly improved. While the Company is still showing an overall loss, the amount of loss for the first half of 2000 is significantly less than the loss shown for the comparable period in 1999. The Company continues to stabilize its financial position and losses are significantly reduced from the same period as last year, approximately 80% reduction in losses.

The Company will continue to focus on its foundation business of custom minting programs through The Great Western Mint, Inc. to increase revenue to bring the Company into profitability. At such time as the Company achieves and can sustain profitability on the custom minting programs, the Company will then aggressively pursue its dual marketing plan including the Superstar Commemorative Collector Series and Jackson Hole Collectibles.

Results of Operations

Three Month periods Ended June 30, 2000 and 1999

Gross revenue for the quarter ended June 30, 2000 were $844,763 compared to $16,353 for the same period in 1999, an increase of $838,410. The gross revenues for June 30, 2000 were higher than the comparable quarter in 1999 due to revenues generated by the Company's new subsidiary, The Great Western Mint, Inc., which only commenced operations in September 1999.

Costs of revenues were $695,115 or 82% of revenues for the quarter ended on June 30, 2000, compared to $13,159 or 80% of revenues for the second quarter of 1999.

Gross profit was $149,649 for the quarter ended on June 30,  2000 and $3,194 for the comparable quarter in 1999. Gross profit as a percentage of revenues was 17.7% and 19.53%, respectively.

General and administrative expenses were $280,955 for the quarter ended June 30, 2000 and $177,811 for the comparable period in 1999, an increase of $103,144. The primary reason for the increase was additional costs associated with the operations of The Great Western Mint.

The Company had an operating loss of $141,911 during the quarter ended June 30, 2000 compared to an operating loss of $180,689 for the comparable quarter in 1999. The reduction of the Company's operating loss for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 was primarily attributable to the fact the Company has greater gross profits.

During the quarter ended June 30, 2000, the Company incurred interest expenses in the amount of $9,902. During the comparable period in 1999, the Company incurred interest expenses in the amount of $6,072. The primary reason for the increase is factoring costs incurred by The Great Western Mint.

Six Month periods Ended June 30, 2000 and 1999

Gross revenue for the six months ended June 30, 2000 were $1,755,287 compared to $131,236 for the same period in 1999, an increase of $1,624,051. The gross revenues for June 30, 2000 were higher than the comparable quarter in 1999 due to revenues generated by the Company's new subsidiary, The Great Western Mint, Inc., which only commenced operations in September 1999.

Costs  of revenues were $1,365,301 or 77.7% of revenues  for  the six  months ended on June 30, 2000, compared to $62,704 or  47.7%
of revenues for the six months ended June 30, 1999.

Gross  profit was $389,986 for the six months ended on  June  30,
2000  and  $68,531  for the comparable quarter  in  1999.   Gross
profit as a percentage of revenues was 22.2% and 52.21%, respectively.

General and administrative expenses were $589,732 for the six months ended June 30, 2000 and $290,010 for the comparable period in 1999, an increase of $299,722. The primary reason for the increase was additional costs associated with the operations of The Great Western Mint.

The Company had an operating loss of $231,972 during six months ended June 30, 2000 compared to an operating loss of $227,551 for the comparable period in 1999.

During the six months ended June 30, 2000, the Company incurred interest expenses in the amount of $30,900. During the comparable period in 1999, the Company incurred interest expenses in the amount of $6,072. The primary reason for the increase is factoring costs incurred by The Great Western Mint.

Capital Resources and Liquidity

At June 30, 2000, the Company had current assets of $576,331 and total assets of $763,213 as compared to $1,379,281 and $1,400,378, respectively at December 31, 1999. The Company had a working capital deficit of $4,133,915 compared to a working capital deficit of $3,901,943 at December 31, 1999.

The stockholders' deficit in the Company was $749,958 as of June
30, 2000, compared to $882,258 as of December 31, 1999.

Due to the Company's losses prior to its divestiture of its former subsidiary, Liberty Mint, Inc., in September of 1999 the Company continues to experience cash flow shortages. To satisfy its cash requirements, including debt service, the Company must periodically raise funds from external sources. This has occasionally involved the Company conducting exempt offerings of its equity securities.

The Company does not currently anticipate any capital commitments within the next twelve months.

                   PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has engaged the services of Taylor Walton, Solicitors in Bedfordshire, England to pursue a claim against Liberty Mint Manchester Ltd. in the amount of approximately $90,000. The Company shipped product for which is was not paid and incurred costs for custom materials. The Company is attempting to collect on the debt and resolve any contractual problems. At the time of this report, no formal complaint has been filed. However, if necessary, the Company will pursue all available legal action to collect the outstanding debt.

Both the Internal Revenue Service ("IRS") and the state of Utah have contacted the Company regarding past withholding tax due regarding Liberty Mint, Inc. The Company owes approximately $150,000 to the IRS and $35,000 to the state of Utah and has acknowledged the debt on the Company's balance sheet. The Company has responded to the IRS and the state of Utah with a proposal on repayment of the outstanding debt and is awaiting a response as to whether or not the proposal is acceptable. At the present time, there is no current legal action against the Company on either of these issues.

The Utah Department of Consumer Affairs ("UDCA") contacted the Company on behalf of approximately 15 parties who are owed money by Liberty Mint, Inc. The UDCA requested a plan from the Company to resolve the outstanding debt. The Company has responded to the UDCA indicating the Company will actively pursue capital raising activities in order to settle all outstanding debt. The UDCA and the Company are monitoring progress toward this goal on a monthly basis. To date, none of the approximately 15 parties nor the UDCA have formally filed any charges against the Company.

The Company received a Complaint filed in the District Court, City and County of Denver, State of Colorado naming Liberty Mint, Ltd., Liberty Mint, Inc., The Great Western Mint, Inc., Daniel R. Southwick and Ron Lewis as Defendants. The Complaint was dated May 25, 2000 and was brought by Royal Gold, Inc. as Plaintiff. The Complaint alleges that Liberty Mint, Inc., agreed to fabricate gold coins from gold inventory provided by Royal Gold and that Liberty Mint, Inc. failed to fully perform and that Liberty Mint, Inc. owes Royal Gold 30 gold coins. The Complaint asks for an award of damages and attorneys fees. The Company has entered a settlement agreement with Royal Gold for $12,000 payable in eight consecutive payments of $1,500 per month beginning October 1, 2000. Should the Company default in the settlement agreement, a judgment will be entered against the Company.

The Company received a Complaint filed in the Superior Court of California, County of Orange naming Liberty Mint, Ltd. aka Liberty Mint Marketing, Inc., successor to Liberty Mint, Inc. as defendant among other parties. The Complaint was dated April 13, 2000 and was brought by Thomas P. Crawford as Plaintiff. The Complaint alleges that Liberty Mint, Inc. violated the terms of an agreement whereby Liberty Mint, Inc. was to hold monies in trust for the Plaintiff. The Complaint asks for an award of $100,000 from Liberty Mint, Inc. The Company has investigated the claims and has determined it may have liability in the amount of approximately $30,000. The Company is currently negotiating a settlement with the Plaintiff anticipate reaching a satisfactory agreement in the near future.

The above legal proceedings are a result of Liberty Mint, Inc.
actions and not a result of current Company operations.  The
Company has since divested itself of Liberty Mint, Inc. and is attempting to settle all outstanding claims.

Item 5.  Other Information

Subsequent to the date of this report, the Company effected a six for one forward split of its issued and outstanding common stock for shareholders of record on August 11, 2000.
Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the six month period ended
June 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LIBERTY MINT, LTD.


Date: August 14, 2000        /s/ Dan Southwick
                                 President, Chief Executive Officer
                                 and Director



Date: August 14, 2000        /s/ Eugene Pankrantz
                                 Controller