Form 10QSB
period 2000-09-30
LIBERTY MINT LTD
filed 2000-11-14
CIK 1042420

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

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

                          801-426-5155
                   (Issuer's telephone number)

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

State  the number of shares outstanding of each of the  issuer's classes  of  common equity, as of November 14, 2000:  30,563,260 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                 PATRIOT INVESTMENT CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - September  30,
          2000 (unaudited) and December 31, 1999          4

          Condensed   Consolidated  Statements   of
          Operations  (unaudited)  for  the   Three
          Months  and  Nine Months Ended  September       6
          30, 2000 and 1999

          Condensed Consolidated Statements of Cash
          Flows  (unaudited) for the  Three  Months       7
          and  Nine Months Ended September 30, 2000
          and 1999                                        9

          Notes     to    Consolidated    Financial
          Statements                                     14

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition or Plan of Operation

          Other Information                              18

          Item 6.  Exhibits and Reports on Form 8-K      20

          Signatures                                     20

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

                LIBERTY MINT, LTD. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                           [Unaudited]

                             ASSETS

                                           September 30,  December 31,
                                               2000          1999
                                            ________________________
CURRENT ASSETS:
  Cash and cash equivalents                $    43,131   $    53,858
  Accounts receivable, net of $26,965 and
    $0 allowance                                97,115       303,624
  Inventory                                    160,263       816,943
  Prepaid expenses                             208,635       204,856
                                              ____________ ___________
          Total Current Assets                 509,144     1,379,281

PROPERTY AND EQUIPMENT, net                    175,158        14,697

OTHER ASSETS                                     6,193         6,400
                                              ____________ ___________
                                           $   690,495   $ 1,400,378
                                              ____________ ___________

                           [Continued]

                LIBERTY MINT, LTD. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                           [Unaudited]

                           [Continued]

             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                               September 30,   December 31,
                                                     2000        1999
                                                 ____________ ___________
CURRENT LIABILITIES:
  Accounts payable                                 $  178,802  $   76,521
  Factoring advances                                   17,945      98,185
  Accrued expenses                                    396,352     452,712
  Customer deposits                                    63,997     799,622
  Notes payable - related party                       200,000     200,000
  Liabilities of discontinued operations              630,931     655,596
                                                 ____________ ___________
          Total Current Liabilities                 1,488,027   2,282,636
                                                 ____________ ___________
COMMITMENTS AND CONTINGENCIES
  [See Note 10]                                             -           -
                                                 ____________ ___________
STOCKHOLDERS' (DEFICIT):

  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding            -           -
  Common stock, $.001 par value, 50,000,000
    shares authorized, 30,563,260 and 26,095,363
    shares issued and outstanding                      30,563      26,096
  Capital in excess of par value                    3,641,351   3,242,797
  Retained (deficit)                               (4,345,238) (3,901,943)
                                                  ____________ ___________
                                                     (673,324)   (633,050)
                                                  ____________ ___________

       Less Stock Subscriptions Receivable           (124,208)   (249,208)
                                                  ____________ ___________
          Total Stockholders' (Deficit)              (797,532)   (882,258)
                                                  ____________ ___________
                                                  $   690,495  $1,400,378
                                                  ____________ ___________

Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                LIBERTY MINT, LTD. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           [Unaudited]

                                             For the Three         For the Nine
                                              Months Ended         Months Ended
                                              September 30,        September 30,

                                             2000       1999        2000      1999
SALES, net of returns and discounts      $  221,385  $  22,026  $ 1,976,672  $ 153,261

COST OF GOODS SOLD                          133,884     10,572    1,499,185     73,277

GROSS PROFIT                                 87,501     11,454      477,487     79,984

OPERATING EXPENSES:
   General and administrative               163,346        505      414,057     66,718
   Selling expense                          123,941     58,630      457,579    288,500

      Total Operating Expenses              287,287     59,135      871,636    355,218

LOSS FROM OPERATIONS                       (199,786)   (47,681)    (394,149)  (275,234)

OTHER EXPENSE):
   Interest expense                         (11,539)         -      (49,147)         -
   Other expense                                  -          -            -          -

      Total Other (Expense)                (211,325)   (47,681)    (443,296)  (275,234)

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES

CURRENT TAX EXPENSE                               -          -            -          -

DEFERRED TAX EXPENSE                              -          -            -          -

LOSS FROM OPERATIONS BEFORE
  DISCONTINUED OPERATIONS                  (211,325)   (47,681)    (443,296)  (275,234)

DISCONTINUED OPERATIONS:
   Loss from discontinued operations              -          -            -   (307,458)
   Loss on disposal of discontinued
     operations                                   -          -            -          -

      Total loss from discontinued
        operations                                -          -            -   (307,458)

NET (LOSS)                                $(211,325)  $(47,681)  $ (443,296) $(582,692)

(LOSS) PER COMMON SHARE:
   Loss from operation                         (.01)      (.00)        (.02)      (.01)
   Loss from discontinued operations              -          -            -          -
   Loss from disposal                             -          -            -       (.02)

                                         $     (.01)  $   (.00)  $     (.02) $    (.03)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                LIBERTY MINT, LTD. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Unaudited]

                                                           For the Nine
                                                            Months Ended
                                                            September 30,
                                                        _______________________
                                                          2000         1999
                                                        ______________________
Cash Flows Provided by Operating Activities:
  Net loss                                             $ (443,296)  $ (582,692)
                                                        ______________________
  Adjustments to reconcile net loss
    to net cash used by operating activities:
  Depreciation and amortization                            17,255          122
  Non-cash expenses, including stock issued for
    services & interest expense                           223,021            -
  Bad debt expense                                         51,732            -
   Changes in assets and liabilities:
     Decrease in accounts receivable                      154,777        8,505
    (Increase) decrease in inventory                      656,680        7,851
     Decrease in prepaid expenses                          (3,779)     (18,000)
    (Increase) in other assets                                207            -
     Increase in accounts payable                         102,282       14,607
    (Decrease) in factoring advances                      (80,240)           -
    (Decrease) in accrued expenses                        (56,360)           -
    (Decrease) in customer deposits                      (735,625)           -
    (Decrease) in liabilities of discontinued operations  (24,665)           -
                                                        ______________________
       Net Cash (Used) by Operating Activities           (138,011)    (569,607)
                                                        ______________________
Cash Flows Provided by Investing Activities:
  Purchases of property and equipment                    (177,716)           -
                                                        ______________________
       Net Cash (Used) by Investing Activities           (177,716)
                                                        ______________________
Cash Flows Provided by Financing Activities:
  Proceeds from Issuance of common stock                  305,000      538,396
  Increase in notes payable - related party                     -            -
                                                        ______________________
       Net Cash Provided by Financing Activities          305,000      538,396
                                                        ______________________
Net Increase (Decrease) in Cash and Cash Equivalents      (10,727)     (31,211)

Cash and Cash Equivalents at Beginning of Period           53,858       52,223
                                                        ______________________
Cash and Cash Equivalents at End of Period             $   43,131   $   21,012
                                                         ______________________


                           [Continued]

                LIBERTY MINT, LTD. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]
                                                              For the Nine
                                                              Months Ended
                                                              September 30,
                                                        ________________________
                                                           2000          1999
                                                        _______________________
Cash Flows Provided by Operating Supplemental Disclosures of Cash
Flow Information:
  Cash paid during the period for:
   Interest                                             $   49,148   $       -
   Income taxes                                         $        -   $       -

Supplemental Disclosures of Non-Cash Investing and Financing
Activities:
  For the nine months ended September 30, 2000:
        The Company issued a total of 2,531,724 shares of common stock for $183,271 of services rendered.

     The Company issued 315,000 shares of common stock to an employee for $21,000 of services payable.

     The Company issued 100,000 shares of common stock valued at $18,750 in connection with a stock guarantee.

  For the nine months ended September 30, 1999:
     None

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

     iv)  The  Great  Western  Mint, Inc.  (Subsidiary),  a  Utah
          Corporation engaged in custom minting, marketing and sales of sculpture, and the creation of proprietary minted collectibles. Subsidiary was organized on September 20, 1999 and is wholly owned by Parent.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS

During September 1999, the Company sold its stock in the subsidiary Liberty Mint, Inc. for $25 in cash and effectively discontinued its bullion and foundry business. All revenues and expenses associated with this business have been netted and reclassified as discontinued operations on the income statement for all periods presented. Revenue for the years ended December 31, 1999 relating to these operations was $4,081,880.

NOTE 3 - GOING CONCERN

  The Company has incurred significant losses during 2000 and 1999 and has current liabilities in excess of current assets at September 30, 2000. As of September 30, 2000, the company does not have the ability to pay off liabilities of discontinued operations without additional funds provided through loans and/or through additional sales of its common stock. These items raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of September 30, 2000 and December 31, 1999:

                                        September 30,   December 31,
                                             2000            1999
                                       _____________  _______________
Production and refining equipment       $    183,858       $  14,903
    Lease hold improvements                    8,954               -

    Less:   accumulated depreciation
  and amortization                           (17,654)           (206)
                                        ______________________________
                                        $    175,158      $   14,697
                                        _______________________________

  Depreciation and amortization expense for the nine months ended September 30, 2000 and 1999, amounted to $17,654 and $122, respectively.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACCRUED LIABILITIES

  The following is a summary of accrued liabilities:

                                  September 30,      December 31,
                                       2000              1999
                                 _____________      _____________
     Payroll costs                 $   135,878       $   205,400
     Conversion feature of
       notes payable (Note 7)          133,334           133,334
     Contingency on stock guarantee     62,500            42,500
     Accrued interest                   64,640            46,478
     Cost prepayment                         -            25,000
                                 _____________      _____________
                                   $   396,352       $   452,712
                                 _____________      _____________

NOTE 6 - CAPITAL STOCK

  During  February 2000, the Company issued 1,200,000  shares  of
  common   stock  in  exercise  of  options.   Proceeds  received
  amounted to $80,000, (or $.07 per share).

  During March 2000, the Company issued 90,000 shares of common stock to a consultant for services performed, valued at $6,000, (or $.07 per share).

  During March 2000, the Company issued 2,156,724 shares of common stock to shareholders of the Company for services rendered valued at $143,782, (or $.07 per share).

  During March 2000, the Company issued 36,000 shares of common stock to consultants for services performed valued at $2,400
  (or $.07 per share).

  During April 2000, the Company issued 105,000 shares of common stock to a consultant for services performed, valued at $7,000
  (or .07 per share).

  During July 2000, the Company issued 600,000 shares of common stock for $100,000 in cash (or $.1667 per share).

  During September 2000, the Company issued 180,000 shares of common stock to an attorney for services performed, valued at $45,000 (or .25 per share).

  During September 2000, the Company issued 100,000 shares of common stock valued at 18,750 or .1875 per share related to a stock guarantee [See Note 10].

  Restatement - The financial statements have been restated for all periods presented to reflect a six for-one forward stock split effective August 11, 2000.

NOTE 7 - RELATED PARTY TRANSACTIONS

  The Company entered into certain transactions with related individuals and entities resulting in the following balances at September 30, 2000.

  Notes Payable to stockholders - During December 1997, a shareholder of the Company loaned the Company $200,000 at 12% interest compounding yearly. The note is due on demand. At September 30, 2000, accrued interest amounted to $64,640.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

  The Company had at September 30, 2000 and 1999, options and warrants outstanding to purchase 19,821,390 and 11,513,400 shares of common stock, respectively, at prices ranging from $.07 to $2.16 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the exercise price of the options was greater than the average market price of the common shares).

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

  The  Company  has  available  at September  30,  2000,  unused
  operating   loss  carryforwards  of  approximately  $4,345,000
  which may be applied against future taxable income and which expire in various years through 2019.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,477,000 as of September 30, 2000, with an offsetting valuation allowance at year end of the same amount resulting in a change in the valuation allowance of approximately $151,000 during the nine months ended September 30, 2000.

NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the nine months ended September 30, 2000, and 1999:

                                                        For the Nine
                                                        Months Ended
                                                        September 30,
                                                    ______________________
                                                   2000                1999
                                                      ____________________
Loss from continuing operations available
 to  common  stockholders  (Numerator)            $(443,269)      $  (275,234)

Loss  from  discontinued  operations  (numerator)         -          (307,458)

Weighted average number of common shares
 outstanding used in basic earnings per share
 (Denominator)                                   28,914,878        18,858,973

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LITIGATION, CONTINGENCIES AND COMMITMENTS

  Stock guarantee - During December 1998, the Company issued 60,000 shares of its common stock for advertising services performed valued at $60,000. The Company guaranteed the advertising company that one year from the date of issue they would be able to sell their 60,000 shares of common stock for a minimum price of $1.00 per share (or for a total of $60,000). During September 1999 the Company issued an additional 40,002 shares of common stock at $.07 per share under the same agreement. During September 2000 the Company issued an additional 100,000 share of common stock at .1875 per share under the same agreement The Company further agreed to issue a sufficient amount of shares to the advertising Company in order to sell and receive total proceeds of $100,000 if the trading price is less than $1.00 per share.
  As of December 31, 1999 the Company has recorded a $62,500 accrued expense as the market price of the common stock was less than the guaranteed amount.

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

The Company

Liberty Mint, Ltd., a Nevada corporation (the "Company"),
operates through two subsidiaries.   The Great Western Mint, Inc.
("GWM") provides custom minting services for corporations,
associations, government   agencies, and any other organization
that desires to produce a custom coin or   commemorative.   The
GWM also conceives and markets proprietary coin related products
and sculpture.   The Company's second subsidiary, Liberty Mint
Marketing, Inc., creates and markets licensed entertainment and sports related collectibles.

The   Company has identified three areas which it will attempt to
cultivate through its   marketing efforts: 1) gift items of
general interest and custom coins manufactured by GWM, 2) sports and entertainment collectibles under the trade name of Superstar Commemorative Collector Series ("SCCS"), and 3) western art and collectibles under the trade name of Jackson Hole Collectibles. The Company does not anticipate actively pursuing the Jackson Hole Collectibles until sometime in mid-2001.

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

The Great Western Mint, Inc.

For the present time, GWM will focus only on its core custom
minting sales until such time as targeted goals are met.   To
this end, GWM has implemented a sales program and is hiring
additional employees to support this effort.   The program is
designed to be a business to business marketing effort whereby the Company is vigorously targeting business, institutions and agencies around the country to purchase the Company's custom
minted products.   The Company anticipates increased sales as a
result of the new sales program.

In keeping a focus on custom minting sales, GWM has entered an agreement with Cargill Consulting Group, Inc., whereby Cargill
provides leads for sales of custom minted products.   Cargill
uses a variety of methods to generate inquiries and then provides
a profile for each inquiry.   After the initial contact, Cargill
will follow up with the inquiry.   Management expects the Cargill
system will create efficiencies and help enable GWM to meet its sales targets in 2001. Cargill was paid $16,500 for initial consulting services and set-up of the system. GWM has agreed to pay $2,500 on a monthly basis for as long as Management is satisfied with the services provided by Cargill. Any monthly fees accrued are deferred until January 2001.

Liberty Mint Marketing, Inc.

The Company has achieved a measure of industry recognition with its SCCS products. As a result, the Company is beginning to attract the interest of other merchandisers of music related
products.   Management's current strategy is to penetrate the
market with SCCS products by entering strategic alliances with these merchandisers thus allowing the Company to take advantage of already developed marketing channels.

The Company is currently negotiating with a number of merchandisers to enter such alliances.

General

On August 1, 2000, the Company entered a consulting agreement with RealSense.com, an investor relations firm. The term of the agreement is for six months and is at a rate of $4,000 per month. RealSense will facilitate the Company's public relations, arranging market awareness of the Company, respond to investor inquiries and provide strategic planning for additional exposure.

During the third quarter of 2000, through the consulting company, The WebCom Group, Inc., the Company activated three websites; www.libertymint.com., www.greatwesternmint.com and
www.superstarseries.com.   The Company entered a management
agreement with The WebCom Group, Inc. to maintain and promote the web sites.

During the first three quarters of 2000, the Company continued to
improve its financial condition.   The Company increased its
revenues over the comparable quarter in 1999. As a direct result of increased revenues for the three quarters of 2000 and the year ended December 31, 1999, the Company's overall financial health significantly improved. While the Company is still showing an overall loss, the amount of loss for the first three quarters of 2000 is significantly
less than the loss shown for the comparable period in 1999.   The
Company continues to stabilize its financial position and losses are significantly reduced from the same period as last year, approximately 50% reduction in losses.

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

Results of Operations

Three Month periods Ended September 30, 2000 and 1999

Gross revenues for the quarter ended September 30, 2000 were $221,385 compared to $22,026 for the same period in 1999, an increase of $199,359. The gross revenues for September 30, 2000 were higher than the comparable quarter in 1999 due to revenues generated by the Company's new subsidiary, The Great Western Mint, Inc., which only commenced operations in September 1999.

Costs  of  revenues  were $133,884 or 67%  of  revenues  for  the quarter ended on September 30, 2000, compared to $10,572  or  48%
of revenues for the third quarter of 1999.

Gross  profit was $87,501 for the quarter ended on September  30,
2000  and  $11,454 for the comparable quarter  in  1999.    Gross
profit as a percentage of revenues was 44% and 52%, respectively.

General and administrative expenses were $287,287 for the quarter ended September 30, 2000 and $59,135 for the comparable period in 1999, an increase of $228,152. The primary reason for the increase was additional costs associated with the operations of The Great Western Mint.

The Company had an operating loss of $199,786 during the quarter ended September 30, 2000 compared to an operating loss of $47,681 for the comparable quarter in 1999. Approximately 50% of the losses are due to increased operating costs of Liberty Mint, Ltd. The increase is because of the Company's efforts to file a registration statement with the Securities and Exchange Commission and to file quarterly reports thereafter. These expenses accrued over approximately nine months but were only booked this quarter. The remaining losses are attributed evenly between the Company's two subsidiaries.

During the quarter ended September 30, 2000, the Company incurred interest expenses in the amount of $11,539. During the comparable period in 1999, the Company incurred interest expenses in the amount of $-0-. The primary reason for the increase is factoring costs incurred by The Great Western Mint.

Nine Month periods Ended September 30, 2000 and 1999

Gross revenue for the nine months ended September 30, 2000 were $1,976,672 compared to $153,261 for the same period in 1999, an increase of $1,823,411. The gross revenues for the nine months ending September 30, 2000 were higher than the comparable period in 1999 due to revenues generated by the Company's new subsidiary, The Great Western Mint, Inc., which only commenced operations in September 1999.

Costs of revenues were $1,499,185 or 75.8% of revenues for the nine months ended on September 30, 2000, compared to $73,227 or 47.8% of revenues for the nine months ended September 30, 1999.

Gross  profit was $477,487 for the nine months ended on September
30,  2000  and $79,984 for the comparable quarter in 1999.  Gross
profit   as  a  percentage  of  revenues  was  24%  and   52.18%,
respectively.

General and administrative expenses were $871,636 for the nine months ended September 30, 2000 and $355,218 for the comparable period in 1999, an increase of $516,418. The primary reason for the increase was additional costs associated with the operations of The Great Western Mint.

The Company had an operating loss of $394,149 during nine months ended September 30, 2000 compared to an operating loss of $275,234 for the comparable period in 1999.

During the nine months ended September 30, 2000, the Company
incurred interest expenses in the amount of $49,147.   During the
comparable period in 1999, the Company incurred interest expenses
in the amount of $-0-.   The primary reason for the increase is
factoring costs incurred by The Great Western Mint.

Capital Resources and Liquidity

At September 30, 2000, the Company had current assets of $509,144 and total assets of $690,495 as compared to $1,379,281 and $1,400,378, respectively at December 31, 1999. The Company had a working capital deficit of $4,345,238 compared to a working capital deficit of $3,901,943 at December 31, 1999.

The stockholders' deficit in the Company was $797,532 as of September 30, 2000, compared to $882,258 as of December 31, 1999.

Due to the Company's losses prior to its divestiture of its former subsidiary, Liberty Mint, Inc., in September of 1999 the Company continues to experience cash flow shortages. To satisfy its cash requirements, including debt service, the Company must periodically raise funds from external sources. This has occasionally involved the Company conducting exempt offerings of its equity securities.

The Company continues to be under-capitalized. However, management believes it has identified the areas in which the company can generate revenue and be effective. To this end, the Company is implementing two new strategies to increase sales and generate additional revenue. In an effort to accelerate the implementation of these strategies, management intends to pursue raising additional capital through equity financing.

The Company does not currently anticipate any capital commitments within the next twelve months.

                   PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has engaged the services of Taylor Walton, Solicitors in Bedfordshire, England to pursue a claim against Liberty Mint Manchester Ltd. in the amount of approximately $90,000. The Company shipped product for which it was not paid and incurred costs for custom materials. The Company is attempting to collect on the debt and resolve any contractual problems. At the time of this report, no formal complaint has been filed. However, if necessary, the Company will pursue all available legal action to collect the outstanding debt.

Both the Internal Revenue Service ("IRS") and the state of Utah have contacted the Company regarding past withholding tax due regarding Liberty Mint, Inc. The Company owes approximately $150,000 to the IRS and $35,000 to the state of Utah and has acknowledged the debt on the Company's balance sheet. The Company has responded to the IRS and the state of Utah with a proposal on repayment of the outstanding debt and is awaiting a response as to whether or not the proposal is acceptable. The Company anticipates entering a settlement agreement with both agencies whereby the Company will be obligated to make monthly payments. At the present time, there is no current legal action against the Company on either of these issues.

The Utah Department of Consumer Affairs ("UDCA") contacted the Company on behalf of approximately 15 parties who are owed money by Liberty Mint, Inc. The UDCA requested a plan from the Company to resolve the outstanding debt. The Company has extended a settlement offer of its common stock to the parties who are owed money by Liberty Mint, Inc., and anticipates completing negotiations by mid November, 2000. To date, none of the approximately 15 parties nor the UDCA have formally filed any charges against the Company.

The Company received a Complaint filed in the Superior Court of California, County of Orange naming Liberty Mint, Ltd. aka Liberty Mint Marketing, Inc., successor to Liberty Mint, Inc. as defendant among other parties. The Complaint was dated April 13, 2000 and was brought by Thomas P. Crawford as Plaintiff. The Complaint alleges that Liberty Mint, Inc. violated the terms of an agreement whereby Liberty Mint, Inc. was to hold monies in trust for the Plaintiff. The Complaint asks for an award of $100,000 from Liberty Mint, Inc. The Company has investigated the claims and has determined it may have liability in the amount of approximately $33,000, with which the Plaintiff agrees. The Company is currently negotiating settlement terms with the Plaintiff and anticipates reaching a satisfactory agreement in the near future.

The Company received a Complaint filed in District Court, Clark County, Nevada, Case No. A423386, Dept. No. XVII, dated August 24, 2000, naming Liberty Mint, Ltd., as defendant among other parties. The Complaint was brought by Jerry Schuetz as Plaintiff. The Compliant alleges that Liberty Mint, Ltd. as alter ego of other named defendants, executed silver leases with the Plaintiff and has not made the required payments. The Complaint asks for an award of in excess of $150,000 along with interest, punitive damages in an amount in excess of $10,000 and attorney's fees and costs. The Company believes it should not be a party to the Complaint and that the alleged events occurred in 1985 and 1986, at a time when the Company did not exist and therefore could not be an alter ego of the named defendants. The Company has denied any responsibility. However, the Company is in discussions with other defendants to explore the possibility of a mutually satisfactory settlement among defendants and the Plaintiff.

The above legal proceedings are a result of Liberty Mint, Inc.
actions and not a result of current Company operations.  The
Company has since divested itself of Liberty Mint, Inc. and is attempting to settle all outstanding claims.

Item 2.  Change in Securities and Use of Proceeds

On July 2, 2000, the Company issued 600,000 shares of common stock for $100,000 cash to an accredited investor. The Company relied on the exemption from registration under section 4(6) of the 1933 Act. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

On September 19, 2000, the Company issued 180,000 shares of common stock valued at $45,000 to an individual for services rendered to the Company pursuant to a written compensation plan. The Company registered the shares under an S-8 registration statement filed with the Securities and Exchange Commission.

On September 30, 2000, the Company issued 100,000 shares of common stock valued at $50,000 to Donna O'Dell. The stock was issued pursuant to an agreement entered in 1998 whereby the Company received ITEX barter credits and further guaranteed the value of its shares to be $1.00 after one year. If the shares were not valued at $1.00 after one year the Company committed to issuing additional shares to bring the total value of all shares issued to Donna O'Dell to $100,000. The Company relied on
Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

Item 5.  Other Information

The Company effected a six for one forward split of its issued and outstanding common stock for shareholders of record on August
11, 2000.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

Exhibit No.    SEC Ref.       Title
Location

1         10             RealSense Contract            Attached
2         27             Financial Data Schedule       Attached


SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LIBERTY MINT, LTD.


Date: November 14, 2000       /s/ Dan Southwick
                              President, Chief Executive Officer and Director



Date: November 14, 2000       /s/ Eugene Pankrantz
                              Eugene Pankrantz
                              Controller