Form 10KSB
period 2000-12-31
LIBERTY MINT LTD
filed 2001-05-01
CIK 1042420

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB
        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ]     Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000

[   ]     Transition report under section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from ___________________ to
______________

                Commission File Number 000-27409


                       Liberty Mint, Ltd.
         (Name of small business issuer in its charter)

            Nevada                          84-1409219
(State or other jurisdiction of     (I.R.S. Employer I.D. No.)
incorporation or organization)

             975 North 1430 West, Orem, Utah  84057
      (Address and Zip Code of principal executive offices)

Issuer's telephone number, including area code: 801-426-6699

Securities registered pursuant to Section 12(b) of the Exchange
Act: None

Securities registered under Section 12(g) of the Exchange Act:

              $.001 par value, common voting shares
                        (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any
amendment to this Form 10-KSB. [    ]

The issuer's revenue for its most recent fiscal year was:
$2,190,824

The aggregate market value of the issuer's voting stock held as of April 10, 2001, by non-affiliates of the issuers was $902,832.

As of April 10, 2001, issuer had 40,717,150 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]
Documents incorporated by reference: none

PART I

Item 1.  Description of Business.

     Liberty Mint, Ltd., was originally incorporated in the State of Colorado on March 15,1990 as St. Joseph Corp. VI. On July 26, 1993, the Company changed its name to Petrosavers International, Inc., and on September 12, 1996 again changed its name to Hana Acquisitions Inc. On June 9, 1997, the Company changed its name to Liberty Mint, Ltd. On October 8, 1999, the Company filed Articles of Merger with the State of Colorado and Nevada, effecting a change of domicile of the Company to the State of Nevada.

     On September 23, 1999, the Company sold its 90% interest in
Liberty Mint, Inc., a Utah corporation.

     Currently, the "Company" operates through two subsidiaries. The Great Western Mint, Inc. ("GWM") provides custom minting services for corporations, associations, government agencies, and any other organization that desires to produce a custom coin or commemorative. The GWM also conceives and markets proprietary coin related products and sculpture. The Company's second subsidiary, Liberty Mint Marketing, Inc., creates and markets licensed entertainment and sports related collectibles.

     The Company has identified two areas which it will attempt to cultivate through its marketing efforts: 1) growth of its custom minting business and 2) western art and collectibles. Through GWM, the company intends to actively pursue business to business sales and increase custom minting sales.

     Subsequent to the date of this report, Liberty Mint Marketing, Inc., changed its name to SCCS, Inc. to reflect the Superstar Commemorative Collector Series. Because SCCS required an infusion of capital and management that could not be supported by the Company, management made the decision to spin-off SCCS in a dividend distribution to its shareholders. SCCS will continue its business of marketing sports and entertainment collectibles. The Company anticipates the spin-off to be completed by June 15, 2001 and will send all shareholders an information statement regarding SCCS.

     In connection with the spin-off, the Company will assign its rights in the licensing agreement and joint distribution contract with Signatures Network to SCCS.

     The Company remains focused on increasing sales through improving and expanding upon its present marketing and
distribution methods.   At present and in the near term, the
Company will seek relationships with established marketing partners to assist in distribution and sales of the Company's newly developed collectible products. As a result of the Company's new direction, it has successfully begun to market its
products on a limited basis to businesses and the public.   Many
of the Company's new product lines are derived from licenses and rights to produce various collectibles. The Company intends to continue licensed-based marketing by obtaining additional licenses with public appeal. As new products are developed the Company will proceed with its efforts to expand marketing strategies and develop increased demand for its products.

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

     As the Company's foundation business, GWM's custom minting consists of minting of premium and promotional items in both precious and non-precious metals for corporations and other organizations.

Custom minting clients include businesses, governments, associations and other marketing companies. Typical customers have been corporations and organizations that want to commemorate various events or milestones, promote a product or idea or create an enduring form of advertising.

     Examples of custom coin projects that the Company has created and manufactured range from gold retirement coins to silver coin incentives. These projects have usually originated from the efforts of the Company's representatives who introduce a concept to prospective corporate clients.

     The Company began supplying Disney with products in 1999. The Company currently supplies collectible coins to Disneyland and Disney World sold by Disney in their exclusive gallery stores. In addition, Disneyland and Disney World have decided to produce a yearly issue, similar to U.S. Proof sets and non-precious medallions. The Company has received orders from the Disney Store organization, Disney Catalog, Disney Hotel, and Disney Cruise Lines. In 2000, orders from Disney and its affiliates accounted for approximately 14% of the total revenues of the Company.

     GWM also conceives and designs collector's sets such as "The Founding Fathers" and "The Year of the Eagle" to be marketed as gifts or accumulated by collectors. As such efforts become successful, the Company will add more collectible products.

     The Company is in the process of re-establishing its relationship with Silversmith Group USA to develop new Remington sculpture products in conjunction with the Frederic Remington Art Museum. Historically, the sale of Remington sculptures has been profitable for the Company. In the past, the Company cast three of Remington's sculptures: The Broncho Buster, The Mountain Man, and The Rattlesnake. Each edition consisted of 100 sculptures cast from 1,000 ounces of pure silver and each edition sold out. The Company anticipates having new Remington sculptures available during the summer of 2001.

     The marketing strategy for the next twelve months will be for the Company to increase its exposure to potential business and wholesale clientele by advertising in monthly trade publications, on the internet and via telemarketing. This exposure should familiarize and supply business groups with information about the Company and the premium incentives and promotions available for their company or group. This has historically been the most successful advertising method for the Company and has consistently produced the best sales results.

     The Company will also employ direct mail marketing methods and display advertising, especially in relation to its western art and collectibles products. The Company has successfully implemented direct mail on a limited basis in the past and intends to continue direct mail marketing for specific products.

General

     The Company currently has a product-related website under development, www.greatwesternmint.com and intends to pursue
aggressive marketing efforts through its website.   The Company
intends the website to provide a method for informing potential business customers of the diverse applications for custom minting projects and to market and distribute its custom collectibles.

Competition

      Consumers of collectibles are using a broad range of sources to buy collectibles. The collectibles industry is highly segmented into niche markets, with relatively large numbers of companies supplying very highly specialized products. Among a total of 800 companies about 80% of the companies have annual sales of five million or less. The largest competitors in the retail sector hold less than 20% of the total share of the retail market. The leading competitors tend to manufacture a wide range of products, thus accounting for their dominant position in the market, while smaller competitors tend to limit production to one or two product forms only.

      Several of the Company's competitors are significantly larger than the Company and possess greater resources and market share. These competitors include, but are not limited to, The Franklin Mint and The Washington Mint. These companies produce commemorative coins, scale model automobiles and collectible dolls, statues and plates. When compared to the size of these companies, the market share of the Company is not significant. The Company's niche market involves custom minting as well as exclusive relationships for Western Art and collectibles and sales to the Disney Organization. There is no assurance that these larger companies will not attempt to target the niche market being developed by the Company by obtaining exclusive rights to produce similar collectibles. The Company will attempt to gain an advantage over these companies through its specialization on quality custom minting for businesses and western art. The Company will attempt to utilize an on going relationship with Disney and Remington and increased use of print advertisement in order to provide increased name recognition and market awareness for its products.

      The market for selling commemorative coins and collectibles products is intensely competitive with many providers who have greater production expertise, financial resources and marketing capabilities than the Company. The Company produces and markets unique silver collectible items in the areas of western art collectibles. These products have appeal to a group of silver aficionados who have interest in silver collectibles. The Company's marketing concept is to target silver collectors with these unique products. The Company faces competitive obstacles consisting of (1) a limited market consisting of collectors of silver art and collectibles, (2) the ability to continue to create products which will be appealing to this limited market, and (3) the existence of at least one other manufacturer of which the Company is aware who directly competes with the Company. This competitor is of approximately the same size as the Company. The Company differs from its competitors in that it is attempting to fill a niche which consists of providing products to collectors of silver art collectibles. There are a number of additional competitors who could, should they choose to do so, compete directly with the Company's products and marketing efforts. These companies enjoy more extensive advertising budgets and widespread brand recognition. There is no assurance that the Company will be able to overcome these competitive obstacles with the limited capital available. If the Company cannot compete effectively, it will not succeed.

      The Company believes it has an additional competitive advantage which enhances its products. Over the years the Company has developed technical processes that distinguishes the Company from other mints, in that the Company is able to create unique coin designs incorporating multiple textures which supplies the standard frosted image and mirrored background giving its products recognizable appeal.

Sources and Availability of Raw Materials

     Materials and supplies (except one) including printing, collateral materials, and packaging are being purchased from at least two or more suppliers. Custom boxes for our coins are currently being purchased from a single supplier, due to the high cost of tooling and setup. However, there are other suppliers have been used in the past, and could be used again if the need arises.

     The Company currently uses four major local suppliers of silver. They are: The Sunshine Mint, Regency Mint, Monarch Coin, and Pioneer Refining. The Company also uses one other major United States supplier, Dillon Gage, which ships through a local supplier. Additionally there are other minor sources the Company uses occasionally. The Company has no reason to believe that the availability of silver will change in the near future. If one supplier should have difficulty delivering the needed silver supply, the Company would be able to switch to one of its other suppliers. The Company maintains a fluctuating inventory of silver, which is replaceable from time to time as needed from the suppliers mentioned above.

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

     Although the Company has not had material interruptions in its supply of raw materials, there can be no assurance that the Company's suppliers will be able to supply the Company in quantities needed. Future government regulation of the industry or delays in the process of qualifying new materials and/or vendors to supply the raw materials may also cause a decrease in sales of affected products by disrupting the manufacturing process. The Company believes that its supply of raw materials is adequate for the current fiscal year.

Customers - Dependence on One or Few

     The Company currently relies on Disney for approximately 14% of its total revenues. Although the Company has no written contract with Disney, the company believes that this is a stable customer that will continue to bring business to the Company. However, if the client should discontinue to bring business to the Company, management believes the effect of this would be absorbed by the introduction of additional business and would not have a long term adverse effect on the Company.

Government Regulation

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

Employees

     The Company currently has 13 full time and one part time employees. No employees are currently covered by a collective bargaining contract.

Item 2.  Description of Property.

     The Company currently leases a 6,000 square foot facility located at 975 North 1430 West, Orem, Utah 84057. The lease expires in 2002. The Company believes that its manufacturing facilities are adequate for its proposed needs through the year 2002. If additional space is needed before then, some office functions could be moved to nearby office buildings, which are readily available. The Company believes that its current facilities are generally suitable and adequate to accommodate its current operations.

Item 3.  Legal Proceedings.

     The Company has abandoned its pursuit of recovery against Liberty Mint Manchester Ltd. in the amount of approximately $90,000. The Company shipped product for which it was not paid and incurred costs for custom materials. The Company has determined that chance of recovery is negligible compared to the cost involved to pursue the claim.

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

     The Utah Department of Consumer Affairs ("UDCA") contacted the Company on behalf of approximately 15 parties who are owed money by Liberty Mint, Inc. The UDCA requested a plan from the Company to resolve the outstanding debt. The Company has extended a settlement offer of its common stock to the parties who are owed money by Liberty Mint, Inc., and to date, four parties have accepted shares of restricted stock of the Company as settlement. None of the remaining parties or the UDCA have formally filed any charges against the Company.

     The Company received a Complaint filed in the Superior Court of California, County of Orange naming Liberty Mint, Ltd. aka Liberty Mint Marketing, Inc., successor to Liberty Mint, Inc. as defendant among other parties. The Complaint was dated April 13, 2000 and was brought by Thomas P. Crawford as Plaintiff. The Complaint alleges that Liberty Mint, Inc. violated the terms of an agreement whereby Liberty Mint, Inc. was to hold monies in trust for the Plaintiff. The Complaint asks for an award of $100,000 from Liberty Mint, Inc. The Company has investigated the claims and has determined it may have liability in the amount of approximately $33,000, with which the Plaintiff agrees. The Company has negotiated a settlement for $36,000 with payments starting on April 27, 2001 at $1,000 and escalating until payoff which is scheduled for October 2002.

     The Company received a Complaint filed in District Court, Clark County, Nevada, Case No. A423386, Dept. No. XVII, dated August 24, 2000, naming Liberty Mint, Ltd., as defendant among other parties. The Complaint was brought by Jerry Schuetz as Plaintiff. The Compliant alleges that Liberty Mint, Ltd. as alter ego of other named defendants, executed silver leases with the Plaintiff and has not made the required payments. The Complaint asks for an award of in excess of $150,000 along with interest, punitive damages in an amount in excess of $10,000 and attorney's fees and costs. The Company believes it should not be a party to the Complaint and that the alleged events occurred in 1985 and 1986, at a time when the Company did not exist and therefore could not be an alter ego of the named defendants. The Company has denied any responsibility and is preparing a response to the complaint.

     The above legal proceedings are a result of Liberty Mint, Inc. actions and not a result of current Company operations. The
Company has since divested itself of Liberty Mint, Inc. and is attempting to settle certain outstanding claims.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters.

     The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol LMBT. Trading in the common stock has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 1998, 1999 and 2000 are as follows:

                        BID                       ASK
YEAR
   1998          HIGH         LOW          HIGH          LOW

   First        2.4375       1.875         2.5         1.96875
  Quarter

  Second        2.125        0.5625      2.34375       0.96875
  Quarter

   Third       0.71875       0.25        1.03125       0.4375
  Quarter

  Fourth       0.40625       0.0625      0.8125         0.25
  Quarter

YEAR                    BID                       ASK
   1999          HIGH         LOW          HIGH          LOW

   First         0.25        0.0625       .40625        .1875
  Quarter

  April 1        1.25        .15625        1.50         .40625
   thru
  May 11
May 12 thru
  June 30        6.50        1.375        10.125         2.25
(After a 1 for 6
  reverse split)

   Third        3.6875       1.375        4.125          1.75
  Quarter

  Fourth        3.0625       1.125        3.375          1.25
  Quarter

YEAR                    BID                       ASK
   2000          HIGH         LOW          HIGH          LOW

   First        1.4375       0.875        1.625         1.0625
  Quarter

  Second        1.4375        .25         1.75          1.09375
  Quarter

   Third         1.25         0.25         2.62          1.01
  Quarter

Oct. 2 thru      .19         .0111         .23           .013
  Dec. 29 (after
   a 6 for 1
   forward split)

YEAR                    BID                       ASK
    2001          HIGH         LOW          HIGH          LOW

   First         .041        .0215         .045          .022
  Quarter


     As of April 10, 2001, there were approximately 312 shareholders of record holding a total of 40,717,150 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

     Other than as identified below as a subsequent event, the Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

     Subsequent to the date of this report, the Company has decided to spin-off its wholly owned subsidiary, SCCS, Inc., in the manner of a dividend distribution to its shareholders of record as of April 6, 2001. Each shareholder of record as of April 6, 2001 will receive .09824 shares of SCCS, Inc. for each share of the Company held.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

Results of Operations for the period ending December 31, 2000 and
1999

     Sales. Sales for the year ended December 31, 2000 increased to $2,190,824 from $930,474 for the year ended December 31, 1999, an increase of 235%. The increase in sales are primarily the result of The Great Western Mint, Inc. generating additional sales pursuant to its business plan.

      Losses. Operating losses improved from $1,187,427 loss in 1999 to $808,643 loss in 2000. This improvement was primarily from increased sales and a reduction in interest expense. Net losses for the year ended December 31, 2000 increased to $808,643 from $604,212, an increase of $204,431 or 33.8%. The increase in losses was mainly attributed to gains recorded in 1999 relating to the sale of Liberty Mint, Inc. which reduced the net loss for 1999.

      Expenses. General and Administrative expenses for the year ended December 31, 2000, decreased to $1,216,940 from $1,243,810 for the year ended December 31, 1999, a decrease of 9%.

      Depreciation and amortization expenses for the years ended
December 31, 2000 and December 31, 1999 were $19,188 and $34,162, respectively. The increase was due to the acquisition of minting equipment during 2000.

      The cost of goods sold for the year ended December 31, 2000 was $1,690,756 compared to $616,258 for the year ended December 31, 1999. Cost of goods sold as a percentage of sales for December 31, 2000 and 1999 respectively, were 77% and 66.2%. The increase in the cost of goods sold as a percentage of sales was primarily attributable to the Company producing more gold products which have a lower profit margin than silver products in the year ended December 31, 2000 than for the year ended December 31, 1999.

Results of Operations for the period ending December 31, 1999 and
1998

      Sales. Sales for the year ended December 31, 1999 increased to $930,474 from $172,549 for the year ended December 31, 1998, an increase of 539%. The increase in sales are primarily the result of the startup of a new subsidiary, The Great Western Mint, Inc., which began operations in September of 1999.

      Losses. Net losses for the year ended December 31, 1999 decreased to $604,212 from $1,720,525 for the year ended December
31, 1998, a decrease of 35%.

      Expenses. General and Administrative expenses for the year ended December 31, 1999, increased to $1,243,810 from $258,159 for the year ended December 31, 1998, an increase of 481.8 %.

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

      Depreciation and amortization expenses for the years ended December 31, 1999 and December 31, 1998 were $34,162 and $250,461, respectively. The decrease was due to the full depreciation of certain minting equipment in 1998. During the annual audit, a group of inventory items were identified as potentially obsolete, and the write-off was accrued for as a 1998 expense. During the second quarter of 1999, these items were reviewed item by item, and the obsolete items were physically removed from inventory, written off, and disposed of. The reserve was used to cover most of this write-off.

      The cost of goods sold for the year ended December 31, 1999 was $616,258 compared to $156,273 for the year ended December 31, 1998. Cost of goods sold as a percentage of sales for December 31, 1999 and 1998 respectively, were 66.2% and 90.5%. The decrease in the cost of goods sold as a percentage of sales was primarily attributable to the Company beginning operations of The Great Western Mint, Inc. which operates at substantially better profit margins than had been experienced by the Company's previously owned subsidiaries. The substantial sales of The Great Western Mint, Inc. were primarily responsible for the substantial decrease in cost of goods sold as a percentage of sales in 1999.

Liquidity and Capital Resources

     The Company relies on revenue from sales of its products and services to maintain operations. The Company estimates that it will need to generate minimum monthly sales levels of $150,000 in order to operate at a profit. The Company may not be able to maintain this level of sales. If the Company's sales revenues fall short of this minimum level on average, the Company may fall short of the minimum capital required to maintain operations. In that event, the Company may have to find additional financing in the form of loans or sale of equity in the Company. The current sources of cash available to the Company consist of (1) revenues from sales and (2) debt financing through Performance Funding Co. of Phoenix, Arizona (a factoring line of credit in the amount of $250,000). The Company also has outstanding notes receivable for equity stock purchases in the amount of $124,208 which is currently delinquent. The Company is attempting to work out a payment plan with the debtors to settle the outstanding amount due.

     The Company is carrying $537,985 on its books as a contingent liability that represents undelivered silver and gold and past due payroll taxes of Liberty Mint, Inc. which accrued during the two years while the Company owned Liberty Mint, Inc.

     During the year ended December 31, 2000, the Company continued to improve its financial condition. The Company increased its revenues over the comparable period in 1999. While the Company is still showing an overall loss, the amount of loss for the year ended December 31, 2000 is significantly less than the loss shown for the comparable period in 1999. The Company continues to stabilize its financial position and expects to improve revenues and become profitable in 2001 as a result of spinning off the SCCS, Inc., operations and focusing solely on the operations of The Great Western Mint.

     Management believes the Company's ability to raise additional capital to meet its needs depends on the ability to demonstrate that the Company can generate profits from sales of its products and services. If necessary, the Company may raise additional capital in an equity offering.

     The Company will continue to focus on its foundation business of custom minting programs through The Great Western
Mint, Inc. to increase revenue to bring the Company into profitability.

     The Company has no material commitments for capital expenditures for the next twelve months.

     The Company has incurred significant losses during 1998, 1999 and 2000. As of December 31, 2000, the Company has current liabilities in excess of current assets of $1,163,560 and has a stockholder's deficit of $1,023,387. These items raise a substantial concern and doubt about the ability of the Company to continue as a going concern. In an effort to overcome the financial difficulties that had surrounded the continued operation of Liberty Mint, Inc., the Company divested itself of its interesting Liberty Mint, Inc. On going efforts to reduce overhead and focus on the business of GWM have been the subsequent spin-off of SCCS, Inc. These divestitures have allowed the Company to focus on its core business of custom minting and western art and collectibles, reduce overhead and expenses and improve operations. In view of the efforts the Company is making to control costs and increase sales in a focused area, the Company believes it can continue as a going concern.

Item 7.  Financial Statements.

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 17.

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth the name, age, position and office term of each executive officer and director of the Company as of December 31, 2000.

Name                	 Age   Position        		  Director or
									  Officer Since

Daniel R. Southwick      48    Director & President       April 1999
Robert Joyce             48    Director & Secretary       April 1999
Eugene Pankratz          57    Chief Financial Officer    April 1999
John Pennington          50    Director                   July 1998
William C. Schmidt       55    Director			    July 1998

     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified. Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     Daniel R. Southwick, 48, has served as president and a director of the Company since April 1999. Mr. Southwick was elected a Director in April 1999 to serve for one year, or until his successor is elected and qualified. From September 1996 until April 1999 he served as vice-president of corporate development and a Director for the Company. From September 1996 until June 1997, he served as Vice-President of Corporate Development for Liberty Mint, Inc. He has been a small business entrepreneur since 1977. Past experience includes President of International Trade & Investments, Ltd., a placer mining company, and President of Parkside Industries, Inc., a telecom reseller company located in Sarasota, Florida. From 1992 to 1996, Mr. Southwick served as president of Parkside Industries, Inc. Mr. Southwick has 8 years experience with public company development.

     Robert Joyce, 48, serves as Secretary and a Director of the Company. Mr. Joyce was elected a Director and Secretary of the Company in April of 1999. His current term as a Director is to serve for one year, or until his successor is elected and qualified. Mr. Joyce was first elected a director in June of 1997 and has served as a Director continuously since that time. From June 1997 until April 1999 he served as the senior vice-president for the Company. A 25-year veteran of the entertainment industry, Joyce worked in the production business with such artists as Sly & The Family Stone, David Bowie, and James Taylor among others. Mr. Joyce wrote and implemented the SuperStar Commemorative Collector Series marketing plan, a major product of the Company. From 1994 until 1997, Mr. Joyce served as General Manager of Studio Instrument Rentals of Hollywood California ("SIR"). SIR is the number one provider of rented musical equipment in the world. From 1992 to 1994, Joyce was president and CEO of Green Suites International, a company specializing in environmental services for the hotel industry.

     Eugene PanKratz, 57, has three and one half years public accounting experience with We. Soria & Company in San Jose, California, including management services for small businesses, tax return preparation, consulting and tax planning for individuals, partnerships and corporations. He has ten years experience in the private sector including Controller for North American Manufacturing, a division of the Tally Corporation, Controller for Impulse Designs, and Controller for the Priddis Group of Lindon, Utah (formerly Priddis Music Corp.) This experience also included a period of time from May 1994 to May 1995 when he served as President and Chief Operations Officer of the Priddis Group. From December 1995 until May of 1998, Mr. Pankratz was self employed as an independent accountant and consultant. Mr. Pankratz has served as Controller of Liberty Mint, Inc., a subsidiary of the Company, from June 1998 until September of 1999 when Liberty Mint, Inc., was sold by the Company. Since April 1999 he has served as Treasurer of the Company, and since September 1999 he has served as President of The Great Western Mint, Inc., a Subsidiary of the Company. He attended Brigham Young University and is currently enrolled at Thomas Edison State College where he is working on a Bachelor of Arts degree in Business Management with an Accounting emphasis. He passed the Internal Revenue Service Enrolled Agent's examination and is eligible to practice before the IRS. He has served as a Director of the Lindon/Pleasant Grove Chamber of Commerce.

     John Pennington, 50, has served as a Director of the Company since July of 1998. In April, 1999 Mr. Pennington was re-elected to the Board of Directors of the Company for a one year term, or until his successor is elected and qualified. He also serves as President of Liberty Mint Marketing, Inc., a subsidiary of the Company. Mr. Pennington is a graduate of the University of Miami and has over 20 years of sales and marketing experience. Mr. Pennington held the position of Vice President of Telesales and Services with Vacation Break U.S.A. of Ft. Lauderdale, Florida from May 1994 until July 1998. Prior to May of 1994 he had served as a Vice President of Sales and Marketing with Cooperative Retirement Services and Vice President of National Accounts with Ryder P.I.E. Nationwide. In these roles he had Senior Executive responsibilities for sales and operations, domestically and internationally. Since January 1, 1999, Pennington has served on the board of Imperial Majesty Cruise Line and International Water Makers. Pennington presently oversees Liberty Mint's direct marketing efforts.

     William C. Schmidt, 55, has been serving as a Director of the Company since July of 1998. In April, 1999, he was reelected to the Board of Directors of the Company for a one year term, or until his successor is elected and qualified. He is a graduate of Susquehanna University with a Bachelor of Science degree in accounting. Schmidt is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants since 1971. Schmidt then partnered with a regional CPA firm and specialized in corporate taxes and acquisition financing. He was vice president of special projects and chief financial officer of Vacation Break USA, Inc. from October of 1991 until December of 1997. From January of 1998 until the present, Schmidt has been serving as the executive vice president of American Investment Properties ("AIP"), an investment advisory company. Mr. Schmidt is an employee of AIP, but has no ownership interest in AIP.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2000 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Item 10.  Executive Compensation

                   SUMMARY COMPENSATION TABLE
                                                Other Annual
Name  and  Principal  	Year 	  Salary ($)    Bonus ($)   Compensation
Position

Daniel R. Southwick  	 2000    84,000   	 -0-       -0-
 Chief Executive Officer 1999	   69,773    	 -0-       -0-
 Director              	 1998	   71,325    	 -0-       -0-



Larry Ruff           	 2000		-0-      	 -0-       -0-
 Chief Executive Officer 1999       -0-     	 -0-       -0-
 Director                1998	   83,640   	 -0-       -0-



Eugene PanKratz       	 2000   	65,150 	 -0-	     -0-
 Chief Financial Officer 1999       51,006    	 -0-       -0-
               		 1998       21,358 	 -0-       -0-


Robert Joyce             2000	      84,000 	 -0-       -0-
  Secretary              1999	      72,000   	 -0-       -0-
  Director               1998	      60,000    	 -0-       -0-

Ron Lewis                2000            		 -0-       -0-
  Salesperson            1999            		 -0-       -0-
                         1998      142,189  	 -0-       -0-


                                                     Long Term Compensation
                     Year
                           _______________________________________
                                  _________________________
                                       Securities
                           Restricted  Underlying   LTIP    All Other
Name and Principal   Year  Stock       Options/SARs Payouts Compensation
Position                   Awards($)     (#) 		($)


Daniel R. Southwick  2000    -0-           -0-         -0-      -0-
 Chief Executive 	   1999    -0-     3,600,000 	 	 -0-      -0-
  Officer            1998    -0-           -0-         -0-      -0-
 Director

Larry Ruff           2000    -0-           -0-         -0-      -0-
 Chief Executive     1999    -0-           -0-         -0-      -0-
  Officer            1998    -0-           -0-         -0-      -0-
 Director

Eugene PanKratz      2000    -0-     	 -0-         -0-      -0-
 Chief Financial     1999    -0-           -0-         -0-      -0-
Officer              1998    -0-           -0-         -0-      -0-


Robert Joyce         2000    -0-       	 -0-         -0-      -0-
  Secretary          19990   -0-     3,600,000 (1)     -0-      -0-
  Director           1998   -0-            -0-         -0-	    -0-


(1) The Company granted an option to Daniel Southwick in 1999 for 3,600,000 shares at an exercise price of $0.067 per share.
Mr. Southwick exercised options for 3,217,500 shares in 1999 and exercised options for 36,000 shares in 2000.

(2) The Company granted an option to Robert Joyce in 1999 for 3,600,000 shares at an exercise of price of $0.067 per share.
Mr. Joyce exercised options for 249,000 shares in 1999 and 420,000 shares in 2000.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Options/SAR Values

Name       Shares    Value     Number of         Value of
           Acquired  Realized  Unexercised       unexercised in-
           on        ($)       options/SARs at   the-money
           exercise            FY-end (#)        options/SARs at
           (#)                 exercisable/      FY-end ($)
                               unexeercisable    exercisable/
                                                 unexercisable

Dan
Southwick   36,000    1,198       46,500/-0-      -0-/-0-

Robert     420,000   13,860    2,931,000/-0-      -0-/-0-
Joyce

John      1,841,724  60,776    1,728,276/-0-      -0-/-0-
Pennington


Employment Contracts and Termination of Employment and Change in
Control Arrangement.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth as of April 10, 2001, the name and the number of shares of the Registrant's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 40,717,150 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of   Name and Address of    Amount and Nature of   Percentage of
Class      Beneficial Owner       Beneficial Ownership   Class


Common    Daniel R. Southwick(1)(4)     2,200,000	     5.4%
          364 West 4620 North
          Provo, UT 84604

Common    Robert Joyce(1)                  51,000          0.125%%
          4483 Hazeltine Ave.
          Sherman Oaks, CA 91423

Common    John Pennington(1)               30,000           .07%
          1539 SE 11th St.
          Deerfield Beach, FL 33441

Common    William Schmidt(1)(2)         8,341,726         20.48%
          88 N.E.  5th Ave.
          Del Ray,  FL  33483

Common    American Investment           7,341,726         18.03%
          Properties(2)(3)
          88 N.E.  5th Ave.
          Del Ray, FL 33483

Common    Ralph P. Muller(3)            7,550,058         18.54%
          6400 N. Andrews St., Suite 200
          Fort Lauderdale, FL 33309




Common    Officers and Directors      10,622,726        26.09%
          as a Group: 4  people

(1)  Officer and/or director.

(2)  This number includes 7,341,726 shares owned by American
     Investment Properties of which William Schmidt is the managing member.

(3)  This number includes 7,341,726 shares owned by American
     Investment Properties, which is owned by Ralph P. Muller.

(4)  This amount includes 1,354,378 shares held by SF
     Investments, LLC, an entity owned and controlled by Daniel
     Southwick.

     There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

     During the year ended December 31, 1998, Larry Ruff, former CEO of the Company, loaned the Company $47,000 for expenses, at 8% per annum. During the year ended December 31, 1998, three related shareholders and former Directors of the Company, Reed, Carolyn and Christopher Call, paid expenses on behalf of the Company and loaned silver and cash to the Company for a total of $212,261.

These amounts are considered part of the Company's contingent liability resulting from the divestiture of Liberty Mint, Inc.

     On April 1, 1997, prior to its acquisition by the Company, Liberty Mint, Inc., secured an SBA loan through First National Bank of Layton in the amount of $210,000. Personal guarantees were required from Larry Ruff, a beneficial owner and former officer and Director of the Company, Howard Ruff, a former beneficial owner, and Creed and Clarene Law. Larry and Howard Ruff received no additional consideration for this guarantee. Creed and Clarene Law, who were already shareholders of Liberty Mint, Inc., received 50,000 shares of Liberty Mint, Inc., class A common stock for their guaranty which was only to continue until 1998 when the loan was due to be paid. When the loan was not paid in 1998, Creed and Clarene Law negotiated with the Company for, and were granted, options for 200,000 shares of Liberty Mint, Ltd. at $0.40 per share (market value at the time) for their continued guarantee of the SBA loan. Because the options were issued at cost, they had no value and were not treated as an expense by the Company. Subsequent to the date of this report, the Company has issued 100,000 shares of common stock valued at $3,000 to Creed and Clarene Law for their continued guarantee of the SBA loan.

     During the year ended 2000, the Company borrowed $75,000 from shareholders, Creed and Clarene Law and secured the loan with production equipment owned by the Company. The note carries interest at 12% per annum and the current balance due at year end was $76,586.

     The Company has an unsecured note payable to a shareholder, Bill Wittmann in the amount of $200,000, at 12% per annum. The note was due November 18, 2000 and is convertible into common stock of the Company at 60% of market value. At December 2000,
accrued interest amounted to $93,956.   The Company is currently
in the process of renegotiating the terms of the note.

     Other than as described herein, the Company is not expected to have significant further dealing with affiliates. However, if there are such dealings, the parties will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person. Presently, none of the officers and directors have any transactions which they contemplate entering into with the Company.

Item 13.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

     No reports on Form 8-K have been filed during the period covered by this Form 10-KSB.

Exhibits

Exhibit No.         Description
Location

2          Plan of Reorganization of Liberty Mint, Inc.               *

3(i)       Articles of Incorporation of St. Joseph Corp. VI           *

3(ii)      Articles of Amendment for St. Joseph Corp. VI  	          *

3(iii)     Articles of Amendment for Petrosavers International, Inc.  *

3(iv)      Articles of Amendments for Hana Acquisitions, Inc.         *

3(v)       Articles of Incorporation of Liberty Mint, Ltd.            *

3(vi)      Articles of Merger of Liberty Mint, Ltd.                   *

10(i)      Lease Agreement with Addendums A and B                     *

10(ii)    Manufacturing and Joint Distribution Merchandising
	    Agreement      						 	    *

10(iii)   Stock Purchase Agreement with Calbear Gas, LLC              *

10(iv)    Option Agreement between Dan Southwick and Calbear Gas, LLC *

* Incorporated herein by reference to the Company's Form 10-SB/A2 as filed with the Securities and Exchange Commission on March 27, 2000.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Liberty Mint, Ltd.



Date:_________________            By:_________________________
                                   Daniel Southwick, Chief
					     Executive Officer and Director


Date:__________________		    By:__________________________
                                   Eugene Pankratz, Chief
					     Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:__________________           By:__________________________
                                         Daniel Southwick
                                         Director


Date:___________________          By:___________________________
                                        John Pennington
						    Director



Date:___________________          By:___________________________
                                        William C. Schmidt
						    Director

               LIBERTY MINT, LTD. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS



                            CONTENTS




                                                           	PAGE

          -  Independent Auditor's Report                      18


          -  Consolidated Balance Sheet, December 31,
               2000                                       19 - 20

          -  Consolidated Statements of Operations,
               for the years ended December 31, 2000
               and 1999                                        21

          -    Consolidated Statement of Stockholders'
                Equity (Deficit) for the years ended
               December 31, 2000 and 1999                 22 - 23


          -  Consolidated Statements of Cash Flows,
               for the years ended December 31, 2000
               and 1999                                   24 - 25


          -  Notes to Consolidated Financial Statements   26 - 37

                  INDEPENDENT AUDITOR'S REPORT



Board of Directors
LIBERTY MINT, LTD. AND SUBSIDIARIES
Orem, Utah


We have audited the accompanying consolidated balance sheet of Liberty Mint, Ltd. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty Mint Ltd. and Subsidiary as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has incurred significant losses in recent years, has current liabilities in excess of current assets and has a stockholders' (deficit). These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





April 11, 2001
Salt Lake City, Utah

               LIBERTY MINT, LTD. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET


                             ASSETS




                                                    December 31,
                                                        2000
                                                    ___________
CURRENT ASSETS:
  Cash and cash equivalents                          $    3,323
  Accounts receivable                                   125,500
  Inventory
168,020
  Prepaid expenses                                      193,296
                                                    ___________
          Total Current Assets                          490,139
                                                    ___________

PROPERTY AND EQUIPMENT, net                             136,773
                                                    ___________

OTHER ASSETS:
  Other assets                                            3,400
                                                    ___________
          Total Other Assets                              3,400
                                                    ___________
                                                     $  630,312
                                                    ____________




                              [Continued]

               LIBERTY MINT, LTD. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET

                           [Continued]

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                    December 31,
                                                        2000
                                                    ___________
CURRENT LIABILITIES:
  Accounts payable                                   $  165,599
  Accounts payable - related party                        5,399
  Factoring advances                                     67,339
  Accrued liabilities                                   461,867
  Liabilities of discontinued operations                537,985
  Customer deposits                                     138,924
  Notes payable - related parties                       276,586
                                                    ___________
          Total Current Liabilities                   1,653,699
                                                    ___________
                                                      1,653,699
                                                    ___________

COMMITMENTS AND CONTINGENCIES
  [See Note 13]                                               -

STOCKHOLDERS' EQUITY (DEFICIT):

  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding              -
  Common stock, $.001 par value, 50,000,000
    shares authorized, 30,563,260
    shares issued and outstanding                        30,563
  Additional Paid in Capital                          5,822,395
  Retained earnings (deficit)                       (6,752,137)
                                                    ___________
                                                      (899,179)


          Less Stock Subscriptions Receivable         (124,208)
                                                    ___________
          Total Stockholders' Equity (Deficit)      (1,023,387)
                                                    ___________
                                                     $  630,312
                                                    ____________






  The accompanying notes are an integral part of this financial statement.

               LIBERTY MINT, LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS



                                          For the Year Ended
                                             December 31,
                                      __________________________
                                           2000         1999
                                      _________________________
SALES, net of returns and discounts     $2,190,824  $  930,474

COST OF GOODS SOLD                       1,690,756     616,258
                                      _________________________
GROSS PROFIT                               500,068     314,216
                                      _________________________
OPERATING EXPENSES:
   General and administrative            1,216,940   1,243,810
                                      _________________________
      Total Operating Expenses           1,216,940   1,243,810
                                      _________________________
LOSS FROM OPERATIONS                     (716,872)   (929,594)
                                      _________________________
OTHER INCOME (EXPENSE):
   Interest expense                       (91,771)   (257,833)
                                      _________________________
      Total Other Income (Expense)        (91,771)   (257,833)
                                      _________________________
LOSS FROM  OPERATIONS AND
  BEFORE INCOME TAXES                    (808,643)  (1,187,427)

CURRENT TAX EXPENSE                              -           -

DEFERRED TAX EXPENSE                             -           -
                                      _________________________
     LOSS BEFORE DISCONTINUED OPERATIONS (808,643)  (1,187,427)

   Loss from discontinued operations of
   Liberty Mint, Inc.
     (net of $0 in income taxes)                 -    (978,056)

   Gain on disposition of Liberty Mint, Inc.
     (net of $0 in income taxes)                 -   1,561,271
                                      _________________________
NET LOSS                                 $(808,643) $ (604,212)
                                     ____________________________
LOSS PER COMMOM SHARE:
   Loss from continuing operations      $     (.03) $     (.09)
   Loss from operations of Liberty Mint, Inc.    -        (.08)
   Gain on sale of Liberty Mint, Inc.            -         .12
                                      _________________________
LOSS PER COMMOM SHARE                   $     (.03) $     (.05)
                                     ____________________________








 The accompanying notes are an integral part of these financial statements.

               LIBERTY MINT, LTD. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999


                                         Former Subsidiary's
                                          Preferred Stock          Common Stock     Addditional     Stock
				   				                                       Paid in    Subscription  Accumulated
                                        Shares       Amount      Shares     Amount     Capital     Receivable    (Deficit)
BALANCE, December 31, 1998              469,978   $  159,792   5,658,618   $ 5,659   $3,792,618   $       -   $  (5,339,282)

March 1999, issuance of
  common stock for cash
  upon exercise of options
  at $.60 per share                           -            -     185,000       185      110,815          -                -

April through May 1999,
  issuance of common
 stock for cash at $.067
  per share                                   -            -  12,496,500    12,496      820,004   (249,208)               -

Rounding shares issued in
  connection with
  6 for 1 reverse split                       -            -         366         -            -          -                -

September 1999, Issuance
  of common stock to retire
  debt at $.067 per share,                    -            -   4,500,000     4,500      295,500          -                -

To reflect the disposal of
   Liberty Mint, Inc. subsidiary,
   September 1999                      (469,978)    (159,792)          -         -            -          -                -

September through October
  1999, Issuance of common
  stock for services at $.067
  per share                                   -            -     130,000       130        8,537          -                -

December 1999, issuance
  common stock for prepaid
  expenses at $.067 per share                -             -   3,000,000     3,000      197,000          -                -

December 1999, issuance
  common stock to retire
  debt at $.48 per share                     -             -     125,000       125       59,875          -                -

Intrinsic value of the beneficial
  conversion feature of convertible
  note payable                               -             -           -         -      133,333          -                -

Net loss for the year ended
  December 31, 1999                          -             -           -         -                       -         (604,212)

BALANCE, December 31, 1999                   -             -  26,095,484    26,095    5,417,682   (249,208)      (5,943,494)

                           [Continued]

               LIBERTY MINT, LTD. AND SUBSIDIARIES

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

         FOR THE YEARS ENDED DECEMBER 31, 2000 and 1999

                           [Continued]

               			Former Subsidiary's
                 			Preferred Stock   	Common Stock     Additional    Stock
          			       ____________________________________     Paid in	Subscription   Accumulated
                       		 Shares  Amount 		Shares  Amount	Capital     Receivable      (Deficit)
                       		 _____________________________________
Rounding shares issued in
  connection with 6 for 1
  forward split       	          -       -      	    52      -               - 	 -             -

February through March 2000,
  options exercised at $.067
  per share, for cash  		    -       -        1,236,000   1,236        81,164         -             -

February through April 2000,
  options exercised at $.067
  per share, for cancellation
  of debt              		    -       -        2,261,724    2,262       148,519        -             -

March 2000, options exercised
 at $.067 per share, for services -       -           90,000       90         5,910        -             -

July 2000, stock issued at
  $.1667 per share, for cash      -       -          600,000      600        99,400        -             -

September 2000, stock issued
  at $.25 per share, for services -       -          280,000      280        69,720        -             -

Collections on stock subscription
receivable                        -       -                -        -       125,000        -             -

Net loss for the year ended
  December 31, 2000               -       -                -        -             -        -      (808,643)

BALANCE, December 31, 2000        -   $   -       30,563,260  $ 30,563   $5,822,39  $(124,208) $(6,752,137)

  The accompanying notes are an integral part of this financial statement.

               LIBERTY MINT, LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents

                                              	       For the Years Ended
                                              	          December 31,
                                                      2000               1999

Cash Flows Provided by Operating Activities:
  Net loss                                      $  (808,643)      $   (604,212)

  Adjustments to reconcile net loss
    to net cash used by operating activities:
     Depreciation and amortization                    19,188    		34,162
     Non-cash expenses, including stock issued for
      services & interest expense                 	76,000   	     368,667
     Loss on sale of equipment                        17,592                 -
     Net gain on disposition of subsidiary                 -        (1,561,271)
     Non-cash expense relating to advances to former
      subsidiary   						     -         1,087,853
     Changes in assets and liabilities:
      (Increase) decrease in accounts receivable     178,124 	    (396,524)
      (Increase) decrease in inventory   		     648,923          (697,333)
      (Increase) decrease in prepaid expenses         11,560            11,499
      (Increase) decrease in other assets              3,000            (2,318)
      Increase in accounts payable     	            89,078           214,068
      Increase in accounts payable - related party     5,399                 -
      Increase (decrease) in factoring advances      (30,846)          199,948
      Increase in accrued liabilities                293,269            51,486
      Increase (decrease) in customer deposits      (660,698)          618,189
      (Decrease) in liabilities of discontinued
       operations						    (100,800)                -

         Net Cash (Used) by Operating Activities    (258,854)         (675,786)

Cash Flows Provided by Investing Activities:
  Purchases of property and equipment               (192,478)          (51,728)
     (Purchase) sale of US treasury bonds, net             - 		 4,857
     Proceeds from sale of equipment    			16,811                 -

     Net Cash (Used) by Investing Activities        (175,667)          (46,871)

Cash Flows Provided by Financing Activities:
  Proceeds from notes payable - related party        156,586                 -
  Payments on  notes payable - related party         (80,000)                -
  Proceeds from common stock Issuances               307,400           694,292

       Net Cash Provided by Financing Activities     383,986           694,292

Increase (Decrease) in Cash and Cash Equivalents     (50,535)          (28,365)

Cash and Cash Equivalents at Beginning of Period      53,858            82,223

Cash and Cash Equivalents at End of Period          $  3,323      $     53,858
                                                      _______________________




                           [Continued]

               LIBERTY MINT, LTD. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents

                           [Continued]

                                                     For the Years Ended
                                                         December 31,

                                                        2000      1999

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                            $     -  $      -
   Income taxes                                        $     -  $      -

Supplemental Disclosures of Non-Cash Investing and
Financing Activities:
  For the year ended December 31, 2000:
     The Company issued 370,000 shares of common stock for services valued at $76,000.

     The Company issued 2,261,724 shares of common stock for debt valued at $150,781.

  For the year ended December 31, 1999:
     The Company issued 130,000 shares of common stock to a consultant for services rendered valued at $8,667.

     The Company issued a total of 3,000,000 shares of common stock in exchange for prepaid expenses valued at $200,000.

     The Company issued a total of 4,500,000 shares of common stock for services valued at $300,000.

     The  Company  accounted for intrinsic  value  of  beneficial
     conversion   feature  of   convertible  note   payable   for
     $133,333.



 The accompanying notes are an integral part of these financial statements.

               LIBERTY MINT, LTD. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business   and   Basis  of  Presentation  -  The   consolidated
  financial statements include the following accounts: Liberty Mint, Ltd. ("Parent") (a Nevada Corporation incorporated as of October 8, 1999 to change the state of domicile from Colorado). Parent was formerly known as Hana Acquisitions, Inc., a Colorado Corporation incorporated on March 13, 1990
  (Then a shell entity with no operations). The Parent is engaged in custom minting, marketing and sales of sculptures, and the creation of propriety minted collectibles through its wholly owned subsidiary The Great Western Mint, Inc. ("GWM"), a Utah Corporation organized on September 20, 1999. The Parent is also engaged in licensing and marketing of entertainment related collectibles through its wholly owned subsidiary Liberty Mint Marketing, Inc. ("LMM"), a Utah corporation organized on July 2, 1998. Subsequent to the year ended December 31, 2000, the Company spun off LMM through the distribution of approximately 4,000,000 of the 4,500,000 shares held by the Parent to the shareholders of Parent on a pro rata basis without payment or consideration (See Note 16). The Parent was engaged through September 30, 1999 in the custom minting and foundry of precious metal coins, statues, medallions and other collectibles through its previously owned subsidiary Liberty Mint, Inc. ("LMI") at which time the Parent sold it's approximate 90% interest in the subsidiary (See Note
  2).

  Consolidation - The consolidated financial statements include the accounts of the Parent and its subsidiaries (through the dates of disposition of subsidiaries). All significant intercompany transactions between Parent and GWM, LMM, and LMI have been eliminated in consolidation.

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

  Accounts Receivable - The Company factors their accounts receivable with a financial institution at 85% with full recourse. At December 31, 2000, $67,339, has been received from factoring accounts receivable and is presented as a liability as the underlying accounts receivable have not been collected.

  Inventory - Inventory at December 31, 2000, consists of gold plated coins, silver coins, other metals, and supplies. Silver and gold inventories are stated at market value. Other metals, and supplies are stated at the lower of cost or market using the first-in, first-out method (See Note 5).

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

  Revenue Recognition - Revenue is recognized when the product is shipped.

  Advertising  Expense  -  Advertising  costs  are  expensed   as
  incurred. Advertising expense amounted to $35,880, for the year ended December 31, 2000.

               LIBERTY MINT, LTD. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Income  Taxes  -  The  Company accounts  for  income  taxes  in accordance  with  Statement of Financial  Accounting  Standards
  No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes (See Note 9).

  Loss  Per  Share  - The Company calculates loss  per  share  in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which requires the Company to present basic earnings (loss) per share and dilutive earnings per share when the effect is dilutive, instead of simple and fully diluted earnings per share. The computation of loss per share is based on the weighted average number of shares outstanding during the period presented. (See
  Note 8).

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued.
  SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement  -   The  financial  statements  for  all   periods
  presented have been restated to reflect a 1 for 6 reverse stock split effective May 1999, a 6 for 1 forward stock split effective August 2000, and to reflect the prior period adjustments (See Note 15).

NOTE 2 - DISCONTINUED OPERATIONS

  On June 24, 1997, the Parent acquired a majority interest (approximately 90%) in a Liberty Mint, Inc., "LMI", by issuing 620,906 shares of the Parent's common stock for 7,450,864 shares of common stock of LMI. The acquisition was accounted for as a recapitalization of LMI as the shareholders of LMI controlled the combined Company after the acquisition. There was no adjustment to the carrying values of the assets or liabilities of the Parent or LMI as a result of the recapitalization. The merger has been accounted for as a reverse purchase. Accordingly, LMI is treated as the purchaser in the transaction. During 1997, the Parent purchased an additional 82,353 shares of LMI common stock for $28,000. During 1998, the Parent purchased an additional 28,510 shares of LMI common stock for $8,078 in cash and by issuing 396 shares of the Parent's common stock at $.34 per share. On September 23, 1999 the Parent sold all of its shares in LMI.

               LIBERTY MINT, LTD. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  During September 1999, the Company sold its stock in the subsidiary Liberty Mint, Inc. for $25 in cash and effectively discontinued its bullion and foundry business. All revenues and expenses associated with this business have been netted and reclassified as discontinued operations on the statement of operations for all periods presented. Revenue for the years ended December 31, 2000, and 1999 relating to these operations was $0 and $3,928,625, respectively.

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the periods ended December 31, 1999 , if the Company had not discontinued it's previous operations:

                                    For the
                                   Years Ended
                                  December 31,

                                      1999

  Net revenues                      $4,859,099
  Cost of Good Sold                 (4,174,425)
  Other operating expense           (2,501,138)
  Other income (expenses)             (349,019)
  Provision for income taxes                 -

  Net loss                         $(2,165,483)

  Loss per common share:           $      (.17)


NOTE 3 - GOING CONCERN

  The  Company  has incurred significant losses in recent  years, has current liabilities in excess of current assets of $1,163,560 at December 31, 2000, and has a stockholders' deficit. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

               LIBERTY MINT, LTD. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of December 31, 2000:

    Production equipment, pledged as collateral for
          note payable (See note 7)                      $  121,447
    Leasehold improvements                                   13,769
    Computer equipment                                        9,970
    Office furniture                                         10,100

                                                            155,286
    Less:   accumulated depreciation
            and amortization                                (18,513)

                                                        $   136,773


  Depreciation  and  amortization expense  for  the  years  ended
  December 31, 2000 and 1999, amounted to $19,188 and $206, respectively.

NOTE 5 - INVENTORY

  Inventory consists of the following at December 31, 2000:

  Gold  coins, silver coins, held by The Great Western Mint 154,920
  Memorabilia coins held by Liberty Mint Marketing           13,527
  Inventory on consignment                                    2,806

          Less allowance for slow moving inventory           (3,233)

              Total inventories                         $   168,020



NOTE 6 - ACCRUED LIABILITIES

  The following is a summary of accrued liabilities as of December 31, 2000:

     Payroll costs                                     $   270,168
     Contingency on stock guarantee                         94,000
     Accrued interest                                       97,700

                                                       $   461,868

               LIBERTY MINT, LTD. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE - RELATED PAYABLE

  During 1997 the Company issued a $200,000 12% convertible note payable to a shareholder of the Company. The interest on the note is payable quarterly. The note matured on November 18, 2000. The note with any related accrued interest is convertible into common stock of the Company at the option of the holder at 60% of the fair market value of the Company common stock on the date of conversion. The intrinsic value of the beneficial conversion feature on the date of issuance was $133,333, which was charged to interest expense and credited to additional paid in capital. At December 31, 2000, the Company owed accrued interest of $89,276 on the note. The note is in default and no interest or principle payments have made against the note. At December 31, 2000, the note is convertible into approximately, 15,428,031 shares of the Company's common stock.

  During 2000, the Company purchased $156,586 of equipment from a shareholder of the Company through the payment of $80,000 in cash and the issuance of a $76,586, 12% secured note payable. The equipment was previously owned by LMI, but was foreclosed on and acquired by the shareholders from the Company due to their personal guarantee of debt of LMI. The equipment purchase is collateral for the note payable.

  The following is a summary notes payable to related parties, as of December 31, 2000:

     12% unsecured convertible note payable to a shareholder,
       due November 18, 2000                      $     200,000

     12% secured note payable to a shareholder,
       due upon demand                                   76,586

                                                   $    276,586

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2000 and 1999:

                                               For the Years Ended
                                                   December 31,

                                                2000         1999

     Loss from continuing operations available
        to common stockholders (Numerator)    $(808,643)  $(1,187,427)

      Loss from discontinued operations of Liberty
	  Mint, Inc.(Numerator)                 $       -    $ (978,056)

      Gain on disposal of Liberty Mint,
	  Inc. (Numerator)                      $       -    $1,561,271

     Weighted average number of common shares
       outstanding used in basic earnings per
	 share (Denominator)                    9,361,000    12,919,104

     Weighted number of common shares and potential
       dilutive common shares outstanding used in
         dilutive earnings per share
	   (Denominator)                            N/A          N/A


  The Company had at December 31, 2000 and 1999, options and warrants outstanding to purchase 3,303,565 and 3,303,565 shares of common stock, respectively, at prices ranging from $.067 to $2.66 per share, that were not included in the computation of diluted loss per share because their effect was anti-dilutive (the exercise price of the options was greater than the average market price of the common shares).

               LIBERTY MINT, LTD. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income taxes. SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2000, the total of all deferred tax assets was $1,804,172 and the total of the deferred tax liabilities was $2,106. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $1,802,066 as of December 31, 2000, which has been offset against the net deferred tax assets. The net change in the valuation allowance during the year ended December 31, 2000 amounted to approximately $290,157.

  The   components   of  income  tax  expense   from   continuing
  operations for the year ended December 31, 2000 consist of  the following:
                                               2000     1999
                                          ______________________
    Current income tax expense
     Federal                                 $     -        -
     State                                         -        -
                                          ______________________
      Net tax expense                              -        -
                                          ______________________
    Deferred tax expense (benefit) arising from:
     Excess of tax over financial
       accounting depreciation              $  1,656  $(19,070)
     Reserve for doubtful accounts              (719)   (2,191)
     Accrued Compensation                      6,749    13,580
     Allowance for trade credits             (58,440)        -
       Allowance  for  inventory  valuation   (1,196)        -
     Accrued expenses                         (1,383)   (1,749)
     Accrued stock guarantee                 (19,055)  (15,725)
     Contingent liability of former
	 operations                             30,787  (242,570)
     Capital loss carryover                        -  (752,488)
      Net  operating  loss carryforward     (248,556)  102,080
     Valuation allowance                     290,157   918,133

      Net deferred tax expense              $      -  $      -


  Deferred   income  tax  expense  results  primarily  from   the
  reversal of temporary timing differences between tax and financial statement income.

  A   reconciliation  of  income  tax  expense  at  the   federal
  statutory   rate  to  income  tax  expense  at  the   Company's
  effective rate is as follows:
                                               2000     1999

     Computed tax at the expected statutory
	rate                               $ (274,939) $(1,322,000)
      State and local income taxes, net
	 of federal benefit                   (24,259)    (116,647)
    Non-deductible expenses                    9,041      51,071
    Compensation expense                           -      22,916
    Sale of subsidiary                             -     470,255
    Valuation Allowance                      290,157     918,133
    Other items                                    -    (23,728)

       Income tax expense                   $      -  $     -

               LIBERTY MINT, LTD. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

  As  of December 31, 2000 the Company has net tax operating loss
  (NOL) carryforwards available to offset its future income tax liability of approximately $1,900,000, respectively that expire in various years through 2020. As of December 31, 2000, the Company has capital loss carryforwards to offset its future income tax liability of approximately of $1,900,000 that expire in various years through 2004.


  The temporary differences and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 2000:

                                               2000
                                          ___________
      Excess  of  tax  over financial
	  accounting  depreciation           $  (2,106)
     Reserve for doubtful accounts             4,217
     Charitable contribution carryover           185
     Accrued Compensation                      2,588
     Allowance for trade credits              58,440
     Allowance for inventory valuation         1,196
     Accrued expenses                          3,130
     Accrued stock guarantee                  34,780
     Contingent liability of former
	operations                             211,783
     Capital loss carryover                  752,488
     Net operating loss carryforward         735,365

NOTE 10 - CAPITAL STOCK

  Preferred   Stock  -  The  Company  is  authorized   to   issue
  10,000,000 shares of preferred stock, no par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.

  Stock splits - During the year ended December 31, 2000, the Company effected a 6 for 1 forward stock split. In May 1999, the Company effected a 1 to 6 reverse stock split. The accompanying financial statements have been restated to reflect these stock splits.

  Stock Subscription Receivable - During April 1999, the Company issued 12,000,000 shares of its common stock for total proceeds of $800,000 (or $.067 per share). The issuance of these shares resulted in 34% ownership of the Company. As of December 31, 2000, $675,792 of the total amount was collected. The balance of $124,208 is reflected as a stock subscription receivable on the financials and is classified as a reduction to stockholders equity.

  Warrants  -  At  December 31, 2000, the  Company  had  warrants outstanding to purchase a total of 2,956,667 shares of the Company's common stock at prices ranging from $1.20 to $15.00 per share. The warrants expire June 26, 2002. During the years ended December 31, 2000 and 1999, 0 and 7,750 warrants have been exercised for total proceeds of $0 and $55,800.

  Stock Options - During November 1997, the Company issued 150,000 shares of its common stock at $1.50 per share. During December 1998, the Company issued 135,834 shares of its common stock upon exercise of stock options $.60 per share. During December 1999, the Company issued 185,000 shares of its common stock for options exercised at $.60 per share.

  Stock Value Guarantee -During December 1998, the Company issued 60,000 shares of common stock for advertising services which services were valued at $60,000 (or $1.00 per share). During 1999, the Company issued an additional 40,000 shares of common stock for advertising services which were valued at $40,000. The Company guaranteed that one year from the date of issue, the value of the 100,000 shares would be at least $100,000. During 2000, the Company issued an additional 100,000 shares of common stock valued at $.25 per share in partial settlement of the price guarantee (See Note 13).

               LIBERTY MINT, LTD. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK [Continued]

  Stock  Issuances  - During September 2000, the  Company  issued
  180,000 shares of common stock for services rendered, valued at $45,000, or $.25 per share.

  During  September  2000, the Company issued 100,000  shares  of common stock for services rendered, valued at  $25,000 or  $.25 per share.

  During July 2000, the company issued 600,000 shares of common stock for $100,000 cash, or $.1667 per share. The Company had previously authorized and issued options to purchase common stock at $.1667 per share.

  From February through April 2000, the company issued 2,261,724 shares of common stock for debt valued at $150,781, or $.067 per share, upon the exercise of previously authorized and issued options to purchase common stock at $.067 per share.

  From February through April 2000, the Company issued 1,236,000 shares of common stock for cash of $82,400, upon the exercise of previously authorized and issued options to purchase common stock at $.067 per share.

  In March 2000, the Company issued 90,000 shares of common stock for services rendered, valued at $6,000, or $.067 per share, upon the exercise of previously authorized and issued options to purchase common stock at $.067 per share.

  In connection with the Company's six for one forward stock split in 2000, the Company issued 52 shares for rounding of fractional shares.

  During  December  1999, the Company issued  125,000  shares  of common stock to retire debt, in the amount of $60,000, or  $.48 per share.

  During September 1999 the Company issued 130,000 shares of common stock for services valued at 8,667, or $.067 per share.

  During September 1999, the Company issued 4,500,000 shares of its common stock for services valued at $300,000, or $.067 per share.

  In connection with the Company's one for six reverse stock split in May 1999, the Company issued 366 fractional shares.

  During  1999, shareholders of the Company exercised options  to purchase 496,500 shares of the Company's common stock at  $.067 per share for total proceeds of $32,500.

  During May 1999, shareholders of the Company exercised options to purchase 3,000,000 shares of common stock at $.067 per share for prepaid assets valued at $200,000.

  During April 1999, the Company issued 12,000,000 shares of its common stock for total proceeds of $800,000 (or $.067 per share). The issuance of these shares resulted in 34% ownership of the Company. As of the date of this audit $675,792 of the total amount was collected. The balance of $124,208 is reflected as a stock subscription receivable on the financials.

  During March 1999, shareholders of the Company exercised options to purchase 185,000 shares of common stock at $.60 per share for total proceeds of $111,000.

               LIBERTY MINT, LTD. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS

  Stock Options - During the periods presented in the accompanying financial statements the Company has granted to employees, directors and other entities options under various agreements. The Company accounts for stock options in accordance with APB No. 25 and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option issued under these agreements.

  Had compensation cost for the Company's stock option been determined based on the fair value at the grant date for awards in 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                 2000           1999

     Net Loss              As reported        $(808,643)  $ (604,212)
                           Proforma           $(808,643)  $ (604,212)

     Basic Loss per share  As reported        $    (.03)  $     (.05)
                           Proforma           $    (.03)  $     (.05)

  A summary of the status of the options granted to employees, directors and other entities at December 31, 2000 and 1999, and changes during the years then ended is presented below:

                                 December 31, 2000   December 31, 1999

                                        Weighted Average   Weighted      Average
  					  Shares   Exercise Price   SharesExercise   Price
  Outstanding at beginning of
    period				2,598,287     $2.32 		1,190,706      $6.00
  Granted                             -         -           2,300,000        .40
  Exercised                    (582,954)      .40            (613,583)       .56
  Forfeited                           -         -            (278,835)      6.10
  Expired                             -         -                   -          -

 Outstanding at end of Period 2,015,333     $2.87           2,598,288      $2.32


  Weighted average fair value of options granted
    during the year                   -        -            2,300,000           -

  A summary of the status of the options outstanding under the Company's various agreements at December 31, 2000 is presented below:

                             Options Outstanding       Options Exercisable

  Range of             Weighted-Average   Weighted Average              Weighted-Average
  Exercise         Number    Remaining        Exercise        Number         Exercise
   Prices      Outstanding Contractual Life    Price       Exercisable       Price
  $.067         1,134,296     3.3 years        $0.067         1,134,296       $0.86
  $.96 - $1.00    874,167     2.25 years       $1.00            874,167       $1.00
  $2.16             6,870     7 years          $2.16              6,870       $2.16

               LIBERTY MINT, LTD. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS [Continued]

  The fair value of each option granted is estimated on the date granted using the Black-Schools option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 1999 risk-free interest rates of 5.5% expected dividend yields of zero, expected life of 5 years, and expected volatility 459%.

NOTE 12 - RELATED PARTY TRANSACTIONS

  Notes Payable to stockholders - During December 1997, a shareholder of the Company loaned the Company $200,000 at 12% interest compounding yearly. The note is in default. At
  December 31, 2000 and 1999, accrued interest amounted to $32,340 and $28,652. (See Note 7)

  The Company has issued a note payable to a shareholder in the amount of $76,586. The note is secured by property and equipment of the Company. (See Note 7)


NOTE 13 - COMMITMENTS AND CONTINGENCIES

  Stock guarantee - During December 1998, the Company issued 60,000 shares of its common stock for advertising services performed valued at $60,000. The Company guaranteed the advertising company that one year from the date of issue they would be able to sell their 60,000 shares of common stock for a minimum price of $1.00 per share (or for a total of $60,000). During September 1999 the Company issued an additional 140,000 shares of common stock at $.067 per share under the same agreement. The Company further agreed to issue a sufficient amount of shares to the advertising Company in order to sell and receive total proceeds of $100,000 if the trading price is less than $1.00 per share. As of December 31, 2000 the Company has recorded a $94,000 accrued expense as the market price of the Company's common stock was less than the guaranteed amount.

  Sale  of  Subsidiary - During September 1999 the  Company  sold all of it's shares in Liberty Mint, Inc. a 90% owned subsidiary for $25 (See Note 2) . The Company has recorded net liabilities of discontinued operations of $537,985 at December 31, 2000 for subsidiary liabilities the Company estimates it will be responsible to pay. Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the parent-subsidiary relationship which previously existed between the Company and its former subsidiary. The Company was named in one suit prior to the disposition of the Liberty Mint, Inc. (see below) but is not currently named in nor is it aware of any other such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and believes that no material negative impact on the financial position of the Company would occur. Management further believes that with the passage of time, the likelihood of any such claims being raised will become more remote. No amount has been reflected or accrued in these financial statements for any contingent liability other than $537,985 which the Company has accrued for estimated potential liabilities at December 31, 2000 for which it believes a possible payment may be required.

               LIBERTY MINT, LTD. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

  Litigation - On May 3, 1999, the Company was named in a lawsuit alleging various causes of action related to liabilities of the Liberty Mint, Inc. During January 2001, the Company settled the suit for a total of $33,000 to be paid in six monthly payments of $1,000, six payments of $2000 and five payments of $3,000. In addition, the settlement calls for the return of certain coin dies and ingot dies and the issuance of 5,000 shares of the Company class A common stock. These amounts have been accrued as part of the estimated liabilities of discontinued operations.

  The Utah Department of Consumer Affairs ("UDCA") contacted the Company on behalf of approximately 15 parties who are owed money by Liberty Mint, Inc. The UDCA requested a plan from the Company to resolve the outstanding debt. The Company carried on negotiations and extended a settlement offer consisting of its common stock to the parties involved. Four of the parties have accepted shares of restricted stock of the Company as settlement. None of the remaining parties nor the UDCA have formally filed any charges against the Company.

  The Company has been named in another complaint filed in Clark County, Nevada, alleging that the Company has not made required payments on certain silver leases. The Company maintains that it was not a party to the leases and denies any responsibility related to the leases. The complaint asks for damages and awards in excess of $160,000.

  Management intends to vigorously defend itself in the above actions and any others that may arise and believes that it has adequately estimated and accrued liabilities of discontinued operations to cover these items.

  Operating lease - The Company has entered into an operating lease for its office and production facility. The lease period on the facility commenced on November 1, 1999 and will expire on October 31, 2002. Lease expense for the years ended December 31, 2000, and 1999 amounted to $56,460 and $48,783, respectively. The following is a schedule of minimum annual rental payments for the next five years.

                   Year ending                   Minimum Annual
                   December 31,                  Rental Payments
                      2001                       $    56,460
                      2002                            47,050
                                                 $   103,510

               LIBERTY MINT, LTD. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - CREDIT RISK AND CONCENTRATIONS

  For the year ended December 31, 2000, one customer accounted for approximately 14% of revenue. Management believes there were no indications that this relationship would be negatively affected in the near future.

  The Company has no policy of requiring collateral on any of its receivables; hence, if economic conditions or other unforeseen events were to negatively impact the economy, the risk of loss associated with the Company's receivables could exceed the current allowance for doubtful accounts.

NOTE 15 - PRIOR PERIOD ADJUSTMENT

  Prior Period Adjustment - The prior year financial statements for the year ended December 31, 1999, reflected common and preferred stock as having no par value. The financial statement have been restated to reflect the recording of the par value of the Company's common stock at $.001 per share, to record 50,000,000 common shares as authorized, and to reclassify the $133,000 intrinsic value of the beneficial conversion feature on the convertible note payable from accrued liabilities to additional paid in capital. Further, during 1999 the retained earnings of Liberty Mint, Inc. and Liberty Mint Marketing, Inc. were eliminated and offset against additional paid in capital and the gain resulting from the sale of Liberty Mint, Inc. The financial statements for the year ended December 31, 1999, have been restated to properly recognize the gain resulting from the sale of subsidiary and to re-establish the retained earnings and paid in capital previously offset.

NOTE 16 - SUBSEQUENT EVENTS

  Stock issuances - Subsequent to December 31, 2000, the Company, issued a total of 10,153,890 shares of common stock. The issuances are detailed as follows: 257,223 shares issued to settle liabilities of discontinued operations; 30,000 shares issued for Employee Stock Option Plan grants; 2,200,000 shares issued for services; and 7,666,667 issued for cash.

  Subsidiary Spin-Off - In March 2001, the Board of Directors approved to distribute approximately 4,000,000 of the
  4,500,000 shares of common stock held in its Subsidiary, Liberty Mint Marketing, Inc. (LMM). The shares will be distributed to shareholders of Liberty Mint, LTD. on a pro rata basis without payment of consideration. As a condition to this distribution, LMM shall acquire Marmar Acquisition Corporation, a Nevada corporation, in a reverse merger acquisition. In March 2001, LMM changed its name to SCCS, Inc. Final consummation of the acquisition and spin-off is not guaranteed and is subject to the completion of various conditions.

  In January 2001, LMM issued 2,200,000 shares for services rendered, valued at $55,000 or $.025 per share.

  Settlement of Litigation - In January 2001, the Company entered into an agreement to settle litigation (See Note 13). The Company agreed to make periodic payments totalling $33,000 and to return certain coin and ingot dies. The Company will also issue 5,000 shares of its common stock in settlement of the litigation.