Form 10QSB
period 2001-03-31
LIBERTY MINT LTD
filed 2001-05-15
CIK 1042420

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

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

State  the number of shares outstanding of each of the  issuer's
classes  of  common equity, as of March 31,  2001:    38,517,150
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                        LIBERTY MINT, LD.

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Consolidated Balance  Sheets  -
          March  31, 2001 (unaudited) and  December
          31, 2000                                        4

          Condensed   Consolidated  Statements   of
          Operations  (unaudited)  for  the   Three
          Months Ended March 31, 2001 and 2000            5

          Condensed Consolidated Statements of Cash
          Flows  (unaudited) for the  Three  Months
          Ended March 31, 2001and 2001                    6

          Notes to Consolidated Financial Statements      9
          Statements

          Item  2.   Management's  Discussion   and      16
          Analysis of Financial Condition or Plan of Operation
PART II   Other Information

          Item 1.  Legal Proceedings                     19

          Item 2.  Changes in Securities                 19

          Item 5.  Other Information                     21

          Item 6.  Exhibits and Reports on Form 8-K      21

          Signatures                                     21

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

                LIBERTY MINT, LTD. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                           [Unaudited]

                             ASSETS




                                         March 31,  December 31,
                                            2001        2000
                                       ________________________
CURRENT ASSETS:
  Cash and cash equivalents              $   46,429  $    3,323
  Accounts receivable                       167,477     125,500
  Inventory                                             154,801
168,020
  Prepaid expenses                          225,711     193,296
                                       ____________ ___________
          Total Current Assets              594,418     490,139
                                       ____________ ___________

PROPERTY AND EQUIPMENT, net                 133,945     136,773
                                       ____________ ___________

OTHER ASSETS:
  Other assets                                7,193       3,400
                                       ____________ ___________
          Total Other Assets                  7,193       3,400
                                       ____________ ___________
                                         $  735,556  $  630,312
                                       ____________ ___________
                           [Continued]

                LIBERTY MINT, LTD. AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS

                           [Unaudited]

                           [Continued]

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                        March 31,  December 31,
                                                          2001        2000
                                                       __________  __________
CURRENT LIABILITIES:
  Accounts payable                                     $  182,743  $  165,599
  Accounts payable - related party                              -       5,399
  Factoring advances                                       47,259      67,339
  Accrued liabilities                                     466,358     461,867
  Liabilities of discontinued operations                  514,457     537,985
  Customer deposits                                       150,520     138,924
  Notes payable - related party                           276,586     276,586
                                                       __________  __________
          Total Current Liabilities                     1,637,923   1,653,699
                                                       __________  __________
                                                        1,637,923   1,653,699
                                                       __________  __________

COMMITMENTS AND CONTINGENCIES
  [See Note 9]                                                  -           -

STOCKHOLDERS' EQUITY (DEFICIT):

  Preferred Stock, $.001 par value, 10,000,000 shares
    authorized, no shares issued and outstanding                -           -
  Common stock, $.001 par value, 50,000,000
    shares authorized, 38,517,150 and 30,563,260
    shares issued and outstanding, respectively            38,517      30,563
  Additional paid in capital                            6,190,619   5,822,395
  Retained earnings (deficit)                          (6,842,295) (6,752,137)
                                                       __________   _________
                                                         (613,159)   (899,179)
                                                       __________   _________

    Less Stock Subscriptions Receivable                  (289,208)   (124,208)
                                                       __________   _________
    Total Stockholders' Equity (Deficit)                 (902,367) (1,023,387)
                                                       __________   _________
                                                     $    735,556 $   630,312
                                                       __________   _________

Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                LIBERTY MINT, LTD. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           [Unaudited]

                                            For the Three
                                             Months Ended
                                              March 31,
                                      __________________________
                                           2001         2000
                                      _________________________
SALES, net of returns and discounts     $  293,077  $  910,523

COST OF GOODS SOLD                         145,102     670,186
                                      _________________________
GROSS PROFIT                               147,975     240,337
                                      _________________________
OPERATING EXPENSES:
   General and administrative              214,803     309,577
   Bad debt expense                              -           -
                                      _________________________
      Total Operating Expenses             214,803     309,577
                                        _________________________
LOSS FROM OPERATIONS                       (66,828)    (69,240)
                                      _________________________
OTHER INCOME (EXPENSE):
   Interest expense                        (23,330)    (20,998)
                                      _________________________
      Total Other Income (Expense)         (23,330)    (20,998)
                                      _________________________
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                      (90,158)    (90,238)


CURRENT TAX EXPENSE                              -           -

DEFERRED TAX EXPENSE                             -           -
                                      _________________________
NET LOSS                                $  (90,158)  $ (90,238)
                                      _________________________

LOSS PER COMMOM SHARE                   $     (.00)  $    (.02)
                                     ____________________________

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                LIBERTY MINT, LTD. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Unaudited]

        Increase (Decrease) in Cash and Cash Equivalents

                                                              For the Three
                                                              Months Ended
                                                               December 31,
                                                        ________________________
                                                           2001          2000
Cash Flows Provided by Operating Activities:
  Net loss                                             $   (90,158)   $  (90,238)

  Adjustments to reconcile net loss
    to net cash used by operating activities:
  Depreciation and amortization                              6,252         5,582
  Non-cash expenses, including stock issued for
    services & interest expense                              5,600       152,271
  Bad debt expense                                               -             -
   Changes in assets and liabilities:
     (Increase) in accounts receivable                     (41,977)     (182,686)
     (Increase) decrease in inventory                       13,219       196,920
     (Increase) decrease in prepaid expenses               (32,415)      (16,744)
     (Increase) in other assets                             (3,793)          207
     Increase in accounts payable                           11,745       110,361
     Increase (decrease) in factoring advances             (20,080)        8,947
     Increase in accrued expenses                           54,491      (106,113)
     Increase (decrease) in customer deposits               11,596      (204,027)
     (Decrease) in liabilities of discontinued operations   (2,950)      (37,416)

       Net Cash (Used) by Operating Activities             (88,470)     (162,936)

Cash Flows Provided by Investing Activities:
  Purchases of property and equipment                       (3,424)     (166,484)

       Net Cash (Used) by Investing Activities              (3,424)     (166,484)

Cash Flows Provided by Financing Activities:
  Proceeds from Issuance of common stock                   300,000        80,000
  Decrease (increase) in stock subscription receivable    (165,000)      125,000
  Proceeds from notes payable - related party                    -        90,000

       Net Cash Provided by Financing Activities           135,000       295,000

Net Increase (Decrease) in Cash and Cash Equivalents    $   43,106  $    (34,420)

Cash and Cash Equivalents at Beginning of Period             3,323        53,858

Cash and Cash Equivalents at End of Period              $   46,429  $     19,438

                           [Continued]

                LIBERTY MINT, LTD. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Unaudited]

        Increase (Decrease) in Cash and Cash Equivalents

                           [Continued]
                                                 For the Three
                                                  Months Ended
                                                  December 31,
                                         ________________________
                                                 2001      2000
                                            ______________________
Cash Flows Provided by Operating Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                     $ 5,711  $  1,972
   Income taxes                                 $     -  $      -

Supplemental Disclosures of Non-Cash Investing and Financing
Activities:
  For the three months ended March 31, 2001:
     The  Company issued 257,223 shares of common stock to settle liabilities of discontinued operations of $20,578  (or  $.08 per share).

     The Company issued 30,000 shares of common stock for services rendered valued at $600 (or $.02 per share).

     A subsidiary of the Company issued 2,200,000 shares of common stock for services rendered valued at $5,000 and to settle related party debt of $50,000 (or $.025 per share).

  For the three months ended March 31, 2000:
        The Company issued 380,494 shares of common stock for services rendered value at $152,198 (or $.40 per share).

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business   and   Basis  of  Presentation  -  The   consolidated
  financial statements include the following accounts: Liberty Mint, Ltd. ("Parent") (a Nevada Corporation incorporated as of October 8, 1999 to change the state of domicile from Colorado). Parent was formerly known as Hana Acquisitions, Inc., a Colorado Corporation incorporated on March 13, 1990
  (Then a shell entity with no operations). The Parent is engaged in custom minting, marketing and sales of sculptures, and the creation of propriety minted collectibles through its wholly owned subsidiary The Great Western Mint, Inc. ("GWM"), a Utah Corporation organized on September 20, 1999. The Parent is also engaged in licensing and marketing of entertainment related collectibles through its wholly owned subsidiary Liberty Mint Marketing, Inc. ("LMM"), a Utah corporation organized on July 2, 1998. On January 2, 2001, LMM issued 2,200,000 shares of common stock for services rendered, valued at $5,000 and to settle related party debt of $50,000 (or $.025 per share), reducing the Company's holdings from 100% to 67%. On April 6, 2001, the Company spun off LMM through the distribution of approximately 4,000,000 of the 4,500,000 shares held by the Parent to the shareholders of Parent on a pro rata basis without payment or consideration [See Note 10].

  Consolidation - The consolidated financial statements include the accounts of the Parent and its subsidiaries (through the dates of disposition of subsidiaries). All significant intercompany transactions between Parent and GWM and LMM have been eliminated in consolidation.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

  The Company has incurred significant losses during 2001 and 2000 and has current liabilities in excess of current assets at March 31, 2001. As of March 31, 2001, the company does not have the ability to pay off current liabilities of discontinued operations without additional funds provided through loans and/or through additional sales of its common stock. These items raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 2 - GOING CONCERN [Continued]

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

NOTE 3 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of March 31, 2001 and December 31, 2000:

                                            March 31,      December 31,
                                              2001            2000
                                            __________     __________
Production equipment, pledged as collateral
 for note payable [See note 6]              $  121,447     $  121,447
Leasehold improvements                          13,769         13,769
Computer equipment                               9,970          9,970
Office furniture                                13,524         10,100
                                            __________     __________
                                               158,710        155,286
    Less:   accumulated depreciation
       and amortization                        (24,765)       (18,513)
                                            ___________    ___________
                                            $  133,945     $  136,773
                                           ____________    ____________

  Depreciation and amortization expense for the three months ended March 31, 2001 and 2000, amounted to $6,252 and $5,582, respectively.

NOTE 4 - ACCRUED LIABILITIES

  The following is a summary of accrued liabilities:

                                      March 31,      December 31,
                                         2001            2000
                                      ___________    ___________
    Payroll costs                      $  263,839     $  270,167
    Contingency on stock guarantee         94,000         94,000
    Accrued interest                      108,176         97,700
    Sales tax payable                         343              -
                                      ___________    ___________
                                       $  466,358     $  461,867
                                      ___________    ___________

NOTE 5 - CAPITAL STOCK

  Preferred   Stock  -  The  Company  is  authorized   to   issue
  10,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK [Continued]

  Stock Subscription Receivable - During April 1999, the Company issued 12,000,000 shares of its common stock for total proceeds of $800,000 (or $.067 per share). The issuance of these shares resulted in 34% ownership of the Company. As of March 31, 2001, $675,792 of the total amount was collected. The balance of $124,208 is reflected as a stock subscription receivable on the financials and is classified as a reduction to stockholders equity.

  During  March 2001, the Company issued 7,666,667 shares of  its common stock for total proceeds of $300,000 (or $.039 per share). As of March 31, 2001, $135,000 of the total amount was collected. The balance of $165,000 is reflected as a stock subscription receivable on the financials and is classified as a reduction to stockholders' equity.

  Warrants  -  At  March  31,  2001,  the  Company  had  warrants outstanding to purchase a total of 2,956,667 shares of the Company's common stock at prices ranging from $1.20 to $15.00 per share. The warrants expire June 26, 2002. During the three months ended March 31, 2001 no warrants were exercised.

  Stock Options - At March 31, 2001, the Company had options outstanding to purchase a total of 2,015,333 shares of the Company's common stock at prices ranging from $1.40 to $12.96 per share. The options expire through December 31, 2007. During the three months ended March 31, 2001 no options were exercised.

  Stock Value Guarantee -During December 1998, the Company issued 60,000 shares of common stock for advertising services which services were valued at $60,000 (or $1.00 per share). During 1999, the Company issued an additional 40,000 shares of common stock for advertising services which were valued at $40,000. The Company guaranteed that one year from the date of issue, the value of the 100,000 shares would be at least $100,000. During 2000, the Company issued an additional 100,000 shares of common stock valued at $.25 per share in partial settlement of the price guarantee [See Note 9].

  Stock  Issued  for  Liabilities - On  February  23,  2001,  the
  Company  issued  257,223  shares  of  common  stock  to  settle
  $20,578 (or $.08 per share) in claims that were included in the liabilities of discontinued operations.

  Stock  Issued for Services - On February 23, 2001, the  Company
  issued  30,000  shares of common stock to its  employees  as  a
  bonus.   The  shares were valued at the trading price  of  $600
  (or $.02 per share).

  Stock Issued for Cash - On March 20, 2001, the Company issued 7,666,667 shares of common stock for total proceeds of $300,000 (or $.039 per share). As of March 31, 2001, $135,000 of the total amount was collected. The balance of $165,000 is reflected as a stock subscription receivable on the financials and is classified as a reduction to stockholders' equity.

  Sale of Subsidiary Stock - On January 2, 2001, LMM issued 2,200,000 shares of common stock for services rendered, valued at $5,000 and to settle related party debt of $50,000 (or $.025 per share), reducing the Company's holdings from 100% to 67%.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE - RELATED PAYABLE

  During 1997 the Company issued a $200,000 12% convertible note payable to a shareholder of the Company. The interest on the note is payable quarterly. The note matured on November 18, 2000. The note with any related accrued interest is convertible into common stock of the Company at the option of the holder at 60% of the fair market value of the Company common stock on the date of conversion. The intrinsic value of the beneficial conversion feature on the date of issuance was $133,333, which was charged to interest expense and credited to additional paid in capital. At March 31, 2001, the Company owed accrued interest of $98,041 on the note. The note is in default and no interest or principle payments have made against the note. At March 31, 2001, the note is convertible into approximately, 15,428,031 shares of the Company's common stock.

  During 2000, the Company purchased $156,586 of equipment from a shareholder of the Company through the payment of $80,000 in cash and the issuance of a $76,586, 12% secured note payable. The equipment was previously owned by Liberty Mint, Inc.
  ("LMI") (a former subsidiary), but was foreclosed on and acquired by the shareholders from the Company due to their personal guarantee of debt of LMI. The equipment purchase is collateral for the note payable.

NOTE 7 - INCOME TAXES

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

  The Company has available at March 31, 2001, unused operating loss carryforwards of approximately $6,800,000 which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,300,000 as of March 31, 2001, with an offsetting valuation allowance at year end of the same amount resulting in a change in the valuation allowance of approximately $30,000 during the three months ended March 31, 2001.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2001, and 2000:

                                                            For the Three
                                                             Months Ended
                                                               March 31,
                                                        ______________________
                                                          2001           2000
                                                          ____________________
Loss from continuing operations available
  to  common  stockholders  (Numerator)                $  (90,158)   $ (90,238)

Weighted average number of common shares
  outstanding used in basic earnings per share
  (Denominator)                                        31,615,186    4,537,298

Weighted average number of common shares and potential
  dilutive common shares outstanding used in
  dilutive   earnings  per  share   (Denominator)           N/A           N/A

  The Company had at March 31, 2001 options and warrants outstanding to purchase 4,972,000 shares of common stock at prices ranging from $.40 to $12.96 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the exercise price of the options was greater than the average market price of the common shares).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

  Stock guarantee - During December 1998, the Company issued 60,000 shares of its common stock for advertising services performed valued at $60,000. The Company guaranteed the advertising company that one year from the date of issue they would be able to sell their 60,000 shares of common stock for a minimum price of $1.00 per share (or for a total of $60,000). During September 1999 the Company issued an additional 140,000 shares of common stock at $.067 per share under the same agreement. The Company further agreed to issue a sufficient amount of shares to the advertising Company in order to sell and receive total proceeds of $100,000 if the trading price is less than $1.00 per share. As of March 31, 2001 the Company has recorded a $94,000 accrued expense as the market price of the Company's common stock was less than the guaranteed amount.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES [Continued]

  Sale  of  Subsidiary - During September 1999 the  Company  sold all of it's shares in Liberty Mint, Inc. a 90% owned subsidiary for $25. The Company has recorded net liabilities of discontinued operations of $514,457 at March 31, 2001 for subsidiary liabilities the Company estimates it will be responsible to pay. Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the parent-subsidiary relationship which previously existed between the Company and its former subsidiary. The Company was named in one suit prior to the disposition of the Liberty Mint, Inc. (see below) but is not currently named in nor is it aware of any other such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and believes that no material negative impact on the financial position of the Company would occur. Management further believes that with the passage of time, the likelihood of any such claims being raised will become more remote. No amount has been reflected or accrued in these financial statements for any contingent liability other than $514,457 which the Company has accrued for estimated potential liabilities at March 31, 2001 for which it believes a possible payment may be required.

  Litigation - On May 3, 1999, the Company was named in a lawsuit alleging various causes of action related to liabilities of the Liberty Mint, Inc. During January 2001, the Company settled the suit for a total of $33,000 to be paid in six monthly payments of $1,000, six payments of $2,000 and five payments of $3,000. In addition, the settlement calls for the return of certain coin dies and ingot dies and the issuance of 5,000 shares of the Company class A common stock. These amounts have been accrued as part of the estimated liabilities of discontinued operations.

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

  Operating lease - The Company has entered into an operating lease for its office and production facility. The lease period on the facility commenced on November 1, 1999 and will expire on October 31, 2002. Lease expense for the three months ended March 31, 2001, and 2000 amounted to $56,460 and $48,783, respectively. The minimum annual rental payments are $103,510 through 2002.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

  Issuance of Common Stock - On April 4, 2001, the Company issued 2,200,000 shares of common stock for services valued at $46,200 (or $.021 per share).

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

Results of Operations

Three Month periods Ended March 31, 2001 and 2000

      Gross revenues for the quarter ended March 31, 2001 were $293,077 compared to $910,523 for the same period in 2000, a decrease of $617,446. The high level of revenue for the period ending March 31, 2000 was due to the Company producing a large order of gold commemorative coins which inflated revenue for that quarter.

     Costs of revenues were $145,102 or 49.5% of revenues for the quarter ended on March 31, 2001, compared to $670,186 or 73% of revenues for the first quarter of 2000. Again, the Company attributes the high cost of revenues in the first quarter of 2000 to the large gold coin order.

     Gross profit was $147,975 for the quarter ended on March 31,
2001  and  $240,337 for the comparable quarter in  2000.    Gross
profit as a percentage of revenues was 50% and 26%, for March 31, 2001 and March 31, 2000 respectively.

      General and administrative expenses were $214,803 for the quarter ended March 31, 2001 and $309,577 for the comparable period in 2000, a decrease of $94,774. The primary reason for the decrease was the Company's continued effort to reduce overhead.

      The Company had an operating loss of $90,158 during the quarter ended March 31, 2001 compared to an operating loss of $90,238 for the comparable quarter in 2000. Net loss for the period ended March 31, 2001 was $90,158 compared to $90,238 for the same period in 2000.

      During the quarter ended March 31, 2001, the Company incurred interest expenses in the amount of $23,330. During the comparable period in 2000, the Company incurred interest expenses in the amount of $20,998.

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

     The Company currently has $46,429 cash in hand and total assets of $735,556. Current liabilities are $1,637,923 and stockholder deficit is $902,367. The Company has $289,208 in
stock subscriptions receivable.   These items raise a substantial
concern and doubt about the ability of the Company to continue as a going concern. In an effort to overcome the financial difficulties that had surrounded the continued operation of Liberty Mint, Inc., the Company divested itself of its interesting Liberty Mint, Inc. On going efforts to reduce overhead and focus on the business of GWM have been the subsequent decision to spin-off of SCCS, Inc. These divestitures have allowed the Company to focus on its core business of custom minting and western art and collectibles, reduce overhead and expenses and improve operations. In view of the efforts the Company is making to control costs and increase sales in a focused area, the Company believes it can continue as a going concern.

     The Company is carrying $514,457 on its books as a contingent liability that represents undelivered silver and gold and past due payroll taxes of Liberty Mint, Inc. which accrued during the two years while the Company owned Liberty Mint, Inc.

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

                   PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

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

     The Company received a Complaint filed in District Court, Clark County, Nevada, Case No. A423386, Dept. No. XVII, dated August 24, 2000, naming Liberty Mint, Ltd., as defendant among other parties. The Complaint was brought by Jerry Schuetz as Plaintiff. The Compliant alleges that Liberty Mint, Ltd. as alter ego of other named defendants, executed silver leases with the Plaintiff and has not made the required payments. The Complaint asks for an award of in excess of $150,000 along with interest, punitive damages in an amount in excess of $10,000 and attorney's fees and costs. The Company believes it should not be a party to the Complaint and that the alleged events occurred in 1985 and 1986, at a time when the Company did not exist and therefore could not be an alter ego of the named defendants. The Company has denied any responsibility and has filed an answer stating the Company is not the alter ego of any of the other named defendants.

     The above legal proceedings are a result of Liberty Mint, Inc. actions and not a result of current Company operations. The
Company has since divested itself of Liberty Mint, Inc. and is attempting to settle certain outstanding claims.

Item 2.  Change in Securities

     During April 1999, the Company issued 12,000,000 shares of its common stock for total proceeds of $800,000 (or $.067 per share). The issuance of these shares resulted in 34% ownership of the Company. As of March 31, 2001, $675,792 of the total amount was collected.

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

     In January 2001, the Company issued 2,200,000 shares for services rendered to four individuals, valued at $55,000 or $.025 per share. The shares were issued to accredited investors pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     In February 2001, the Company issued 257,223 shares to settle liabilities of discontinued operations. The shares were issued to two individuals pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     In February 2001, the Company granted 30,000 shares from its Employee Stock Option Plan to employees and consultants as incentive bonuses. The shares were granted pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     During March 2001, the Company issued 7,666,667 shares of its common stock for total proceeds of $300,000 (or $.039 per share). The shares were issued to a single accredited investor pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     At March 31, 2001, the Company had warrants outstanding to purchase a total of 2,956,667 shares of the Company's common stock at prices ranging from $1.20 to $15.00 per share. The warrants expire June 26, 2002. During the three months ended March 31, 2001 and 2000, 0 and 7,750 warrants have been exercised for total proceeds of $0 and $55,800.

Item 5.  Other Information

     The Company has decided to spin-off it's wholly owned subsidiary, SCCS, Inc., in the manner of a dividend distribution to its shareholders of record as of April 6, 2001. Each shareholder of record as of April 6, 2001 will receive .09824 shares of SCCS, Inc. for each share of the Company held. The Company anticipates effecting the distribution by mid June 2001.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

Exhibits:  None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LIBERTY MINT, LTD.


Date: May 15, 2001            By: /s/ Dan Southwick
                              Dan Southwick
                              President, Chief Executive Officer
                               and Director



Date: May 15, 2001            By: /s/ Eugene Pankrantz
                              Eugene Pankrantz
                              Controller