Form 10QSB
period 2001-06-30
LIBERTY MINT LTD
filed 2001-08-15
CIK 1042420

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from     to

                   Commission File No. 0-27409

                       LIBERTY MINT, LTD.
     (Exact name of small business issuer as specified in its
                            charter)

            Nevada                          84-1409219
(State or other jurisdiction or   (IRS Employer Identification No.)
 incorporation or organization)

             975 North 1430 West, Orem, Utah  84057
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

State  the number of shares outstanding of each of the  issuer's
classes  of  common equity, as of August 14, 2001:    40,717,150
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                        LIBERTY MINT, LD.

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Consolidated Balance  Sheets  -       4
          June  30,  2001 (unaudited) and  December
          31, 2000
                                                          6
          Condensed   Consolidated  Statements   of
          Operations  (unaudited)  for  the   Three
          Months and Six Months Ended June 30, 2001
          and 2000                                        7

          Condensed Consolidated Statements of Cash
          Flows  (unaudited) for the  Three  Months
          and  Six  Months Ended June  30,  2001 and       9
          2001

          Notes     to    Consolidated    Financial        16
          Statements

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition or Plan of Operation

PART II   Other Information

          Item 1.  Legal Proceedings                      19

          Item 2.  Changes in Securities                  20

          Item 5.  Other Information                      21

          Item 6.  Exhibits and Reports on Form 8-K       21

          Signatures                                      22

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

                LIBERTY MINT, LTD. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                             ASSETS




                                          June 30,  December 31,
                                            2001        2000
                                       ________________________
CURRENT ASSETS:
  Cash and cash equivalents              $   27,404  $    3,323
  Accounts receivable, net                   54,184     125,500
  Inventory                                             184,769
168,020
  Prepaid expenses                          181,647     193,296
                                       ____________ ___________
          Total Current Assets              448,004     490,139
                                       ____________ ___________

PROPERTY AND EQUIPMENT, net                 126,926     136,773
                                       ____________ ___________

OTHER ASSETS:
  Other assets                                6,790       3,400
                                       ____________ ___________
          Total Other Assets                  6,790       3,400
                                       ____________ ___________
                                         $  581,720  $  630,312
                                       ____________ ___________


                           [Continued]

                LIBERTY MINT, LTD. AND SUBSIDIARY

         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                           [Continued]

             LIABILITIES AND STOCKHOLDERS' (DEFICIT)


                                          June 30,  December 31,
                                            2001        2000
                                       ____________ ___________
CURRENT LIABILITIES:
  Accounts payable                       $  184,525  $  165,599
  Accounts Payable- related party                 -       5,399
  Factoring advances                         15,096      67,339
  Accrued liabilities                       544,875     461,867
  Liabilities of discontinued operations    513,425     537,985
  Customer deposits                          34,503     138,924
  Notes payable - related party             297,408     276,586
                                       ____________ ___________
          Total Current Liabilities       1,589,832   1,653,699
                                       ____________ ___________
                                          1,589,832   1,653,699
                                       ____________ ___________

COMMITMENTS AND CONTINGENCIES
  [See Note 10]                                   -           -
                                       ____________ ___________
STOCKHOLDERS' (DEFICIT):

  Preferred Stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding               -           -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   40,717,150 and 30,563,260
   shares issued and outstanding             40,717      30,563
  Capital in excess of par value          6,222,739   5,822,395
  Retained (deficit)                     (7,147,360) (6,752,137)
                                       ____________ ___________
                                           (883,904)   (899,179)
                                       ____________ ___________

   Less Stock Subscriptions Receivable      124,208    124,208
                                       ____________ ___________
   Total Stockholders' (Deficit)         (1,008,112) (1,023,387)
                                       ____________ ___________
                                         $  581,720  $  630,312
                                       ____________ ___________


Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                LIBERTY MINT, LTD. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Three                For the Six
                                         Months Ended                Months Ended
                                            June 30,                   June 30,
                                      _________________________________________________
                                         2001         2000         2001         2000
                                      _________________________________________________
SALES, net of returns and discounts  $  163,223   $  844,764   $  456,300   $ 1,755,287

COST OF GOODS SOLD                      138,794      695,115      283,896     1,365,301
                                      _________    _________     ________     _________
GROSS PROFIT                             24,429      149,649      172,404       389,986
                                      _________    _________     ________     _________
OPERATING EXPENSES:
   General and administrative           339,480      280,949      544,283       588,626
   Bad debt expense                           -            -                      1,106
                                      _________    _________     ________     _________

      Total Operating Expenses          339,480      280,949      544,283       589,732
                                      _________    _________     ________     _________

LOSS FROM OPERATIONS                   (305,051)    (131,300)    (371,879)     (199,746)
                                      _________    _________     ________     _________

OTHER EXPENSE:
   Interest expense                         (14)      (9,902)     (23,344)      (30,900)
   Other expense                              -         (709)                    (1,326)
                                      _________    _________     ________     __________

      Total Other (Expense)                 (14)     (10,611)     (23,344)      (32,226)
                                      _________    _________     ________     __________

LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                  (305,065)    (141,911)    (395,223)     (231,972)

CURRENT TAX EXPENSE                           -            -            -             -

DEFERRED TAX EXPENSE                          -            -            -              -
                                      _________    _________      _______      _________

NET (L0SS)                           $ (305,065)  $ (141,911)  $ (395,223)  $   (231,972)
                                      _________    _________      _______      __________
(LOSS) PER COMMON SHARE              $     (.01)  $     (.01)  $     (.01)  $       (.01)
                                      _________    _________     ________      __________

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                LIBERTY MINT, LTD. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Six
                                                    Months Ended
                                                    December 31,
                                               _______________________
                                                   2001          2000
                                                ______________________
Cash Flows Provided by Operating Activities:
  Net loss                                     $ (395,223)   $ (231,972)
                                                ________      _________
  Adjustments to reconcile net loss
    to net cash used by operating activities:
  Depreciation and amortization                    13,271        11,577
  Non-cash expenses, including stock issued for
    services & interest expense                    39,920       239,272
   Changes in assets and liabilities:
     Decrease in accounts receivable               71,316       130,871
     Increase (decrease) in inventory             (16,749)      634,258
     (Increase) decrease in prepaid expenses       11,649        (7,804)
     (Increase) decrease in other assets           (3,390)          207
     Increase in accounts payable                  13,527        76,425
     (Decrease) in factoring advances             (52,243)      (85,710)
     Increase (decrease) in accrued expenses      133,008      (298,865)
     (Decrease) in customer deposits             (104,421)     (716,486)
     (Decrease) in liabilities of discontinued
       operations                                  (3,982)      (16,802)
                                                 ________      ________
       Net Cash (Used) by Operating Activities   (293,317)     (265,029)
                                                 ________      ________
Cash Flows Provided by Investing Activities:
  Purchases of property and equipment              (3,424)     (177,569)
                                                 ________      _________
       Net Cash (Used) by Investing Activities     (3,424)     (177,569)
                                                 ________      _________
Cash Flows Provided by Financing Activities:
  Proceeds from Issuance of common stock          300,000             -
  Decrease in stock subscription receivable             -       125,000
  Increase in notes payable - related party        20,822       271,973
                                                 ________      _________
     Net Cash Provided by Financing Activities    320,822       396,973
                                                 ________      _________
Net Increase (Decrease) in Cash and
    Cash Equivalents                               24,081       (45,625)

Cash and Cash Equivalents at Beginning of Period    3,323        53,858
                                                 ________      ________
Cash and Cash Equivalents at End of Period     $   27,404    $    8,233
                                                 ________      ________

                           [Continued]

                LIBERTY MINT, LTD. AND SUBSIDIARY

    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           [Continued]
                                                  For the Six
                                                  Months Ended
                                                    June 30,
                                         ________________________
                                                 2001      2000
                                           _______________________

Cash Flows Provided by Operating Supplemental Disclosures of Cash
Flow Information:
  Cash paid during the period for:
   Interest                                   $       -  $  3,902
   Income taxes                               $       -  $      -

Supplemental Disclosures of Non-Cash Investing and Financing
Activities:
  For the six months ended June 30, 2001:
     The  Company issued 257,223 shares of common stock to settle liabilities of discontinued operations of $20,578,  or  $.08 per share.

     The Company issued 30,000 shares of common stock for services rendered valued at $600, or $.02 per share.

     A subsidiary of the Company issued 2,200,000 shares of common stock for services valued at $5,000 and to settle related party debt of $50,000, or $.025 per share.

     In April 2001, the Company issued 2,100,000 shares of common
     stock  to consultants for services     valued at $32,760  or
     $.0156 per share.

     In April 2001, the Company issued 100,000 shares of common stock to an employee for services valued at $1,560 or $.0156 per share.

  For the six months ended June 30, 2000:
     The Company issued 380,494 shares of common stock for services rendered valued at $152,198, or $.40 per share.


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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

  Proposed Subsidiary Spin-Off - In March 2001, the Board of Directors approved to distribute approximately 4,000,000 of the 4,500,000 shares of common stock held in its Subsidiary, Liberty Mint Marketing, Inc. (LMM). The shares will be distributed to shareholders of Liberty Mint, LTD. on a pro rata basis without payment of consideration. As a condition to this distribution, LMM shall acquire Marmar Acquisition Corporation, a Nevada corporation, in a reverse merger acquisition. In March 2001, LMM changed its name to SCCS, Inc. Final consummation of the acquisition and spin-off is not guaranteed and is subject to the completion of various conditions.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

  The Company has incurred significant losses during 2001 and 2000 and has current liabilities in excess of current assets at June 30, 2001. As of June 30, 2001, the company does not have the ability to pay off current liabilities without additional funds provided through loans and/or through additional sales of its common stock. These items raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of:
                                             June 30,   December 31,
                                               2001        2000
                                            __________    ________
Production equipment, pledged as collateral
  for note payable [See note 6]             $  121,447   $  121,447
Leasehold improvements                          13,769       13,769
Computer equipment                               9,970        9,970
Office furniture                                13,524       10,100
                                           ___________     ________
                                               158,710      155,286
    Less:   accumulated depreciation
  and amortization                             (31,784)    (18,513)
                                           ___________    _________
                                            $  126,926   $ 136,773
                                           ___________    _________

  Depreciation and amortization expense for the six months  ended
  June  30,  2001  and  2000, amounted to  $13,271  and  $11,577, respectively.

NOTE 4 - ACCRUED LIABILITIES

  The following is a summary of accrued liabilities:
                                        June 30,     December 31,
                                          2001           2000
                                      ___________    ___________
    Payroll costs                      $  326,187     $  270,167
    Contingency on stock guarantee         94,000         94,000
    Accrued interest                      124,688         97,700
                                       __________     __________
                                       $  544,875     $  461,867
                                       __________     __________

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

  Preferred   Stock  -  The  Company  is  authorized   to   issue
  10,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.

  Stock Subscription Receivable - During April 1999, the Company issued 12,000,000 shares of its common stock for total proceeds of $800,000 (or $.067 per share). The issuance of these shares resulted in 34% ownership of the Company. As of June 30, 2001, $675,792 of the total amount was collected. The balance of $124,208 is reflected as a stock subscription receivable on the financials and is classified as a reduction to stockholders equity.

  Warrants - At June 30, 2001, the Company had warrants outstanding to purchase a total of 2,956,667 shares of the Company's common stock at prices ranging from $1.20 to $15.00 per share. The warrants expire June 26, 2002. During the six months ended June 30, 2001 no warrants were exercised.

  Stock Options - At June 30, 2001, the Company had options outstanding to purchase a total of 2,015,333 shares of the Company's common stock at prices ranging from $1.40 to $12.96 per share. The options expire through December 31, 2007. During the six months ended June 30, 2001 no options were exercised.

  Stock Value Guarantee -During December 1998, the Company issued 60,000 shares of common stock for advertising services valued at $60,000 (or $1.00 per share). During 1999, the Company issued an additional 40,000 shares of common stock for advertising services which were valued at $40,000. The Company guaranteed that one year from the date of issue, the value of the 100,000 shares would be at least $100,000. During 2000, the Company issued an additional 100,000 shares of common stock valued at $.25 per share in partial settlement of the price guarantee [See Note 9].

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

  In  April  2001, the Company issued 2,100,000 shares of  common stock  to consultants for services valued at $32,760 or  $.0156 per share.

  In  April  2001,  the Company issued 100,000 shares  of  common stock  to  an employee for services valued at $1,560 or  $.0156 per share.

  Stock  Issued for Cash - On March 20, 2001, the Company  issued
  7,666,667  shares  of  common  stock  for  total  proceeds   of
  $300,000  (or $.039 per share).  As of March 31, 2001, $135,000 of the total amount was collected.

  Issuance of Subsidiary Stock - On January 2, 2001, LMM issued 2,200,000 shares of common stock for services rendered, valued at $5,000 and to settle related party debt of $50,000 (or $.025 per share), reducing the Company's holdings from 100% to 67%.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE - RELATED PAYABLE

  During 1997 the Company issued a $200,000 12% convertible note payable to a shareholder of the Company. The interest on the note is payable quarterly. The note matured on November 18, 2000. The note with any related accrued interest is convertible into common stock of the Company at the option of the holder at 60% of the fair market value of the Company common stock on the date of conversion. The intrinsic value of the beneficial conversion feature on the date of issuance was $133,333, which was charged to interest expense and credited to additional paid in capital. At June 30, 2001, the Company owed accrued interest of $107,072 on the note. The note is in default and no interest or principle payments have made against the note. At June 30, 2001, the note is convertible into approximately, 10,235,735 shares of the Company's common stock.

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

  The Company has available at June 30, 2001, unused operating loss carryforwards of approximately $6,900,000 which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,350,000 as of June 30, 2001, with an offsetting valuation allowance at year end of the same amount resulting in a change in the valuation allowance of approximately $80,000 during the six months ended June 30, 2001.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for:

                                     For the Three              For the Six
                                     Months Ended              Months Ended
                                       June 30,                  June 30,
                              ___________________________________________________
                                   2001         2000        2001         2000
                               __________________________________________________
Loss from continuing operations
 Available to common
 stockholders (Numerator)      $  (305,065) $  (141,911)  $ (395,223) $  (231,972)
                               ___________   __________   __________   __________
Weighted average number of
 common shares outstanding
 used in basic earnings per
 share (Denominator)            41,143,524   26,095,484   36,405,676   26,095,484
                                __________   __________   __________   __________
Weighted average number of
 common shares and potential
 dilutive common shares
 outstanding used in dilutive
 earnings per share
 (Denominator)                   N/A         N/A          N/A        N/A

  The Company had at June 30, 2001 options and warrants outstanding to purchase 4,972,000 shares of common stock at prices ranging from $.40 to $12.96 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the exercise price of the options was greater than the average market price of the common shares).

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Stock guarantee - During December 1998, the Company issued 60,000 shares of its common stock for advertising services performed valued at $60,000. The Company guaranteed the advertising company that one year from the date of issue they would be able to sell their 60,000 shares of common stock for a minimum price of $1.00 per share (or for a total of $60,000). During September 1999 the Company issued an additional 140,000 shares of common stock at $.067 per share under the same agreement. The Company further agreed to issue a sufficient amount of shares to the advertising Company in order to sell and receive total proceeds of $100,000 if the trading price was less than $1.00 per share. As of June 30, 2001 the Company has recorded a $94,000 accrued expense as the market price of the Company's common stock was less than the guaranteed amount.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES [Continued]

  Sale of Subsidiary - During September 1999 the Company sold all of its shares in Liberty Mint, Inc. a 90% owned subsidiary for $25. The Company has recorded net liabilities of discontinued operations of $513,425 at June 30, 2001 for subsidiary liabilities the Company estimates it will be responsible to pay. Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the parent-subsidiary relationship which previously existed between the Company and its former subsidiary. The Company was named in one suit prior to the disposition of the Liberty Mint, Inc. (see below) but is not currently named in nor is it aware of any other such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and believes that no material negative impact on the financial position of the Company would occur. Management further believes that with the passage of time, the likelihood of any such claims being raised will become more remote. No amount has been reflected or accrued in these financial statements for any contingent liability other than $513,475 which the Company has accrued for estimated potential liabilities at June 30, 2001 for which it believes a possible payment may be required.

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

  Operating lease - The Company has entered into an operating lease for its office and production facility. The lease period on the facility commenced on November 1, 1999 and will expire on October 31, 2002. Lease expense for the six months ended March 31, 2001, and 2000 amounted to $112,920 and $97,566, respectively. The minimum annual rental payments are $103,510 through 2002.

                LIBERTY MINT, LTD. AND SUBSIDIARY

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

  Issuance  of Common Stock - In August 2001, the Company  issued
  71,875 shares of common stock for debt relief of $2,875 or $.04 per share.

  In July 2001, the Company issued 2,000,000 shares of common stock for services valued at $40,000 or $.02 per share.

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

     On September 23, 1999, the Company sold its 90% interest in
Liberty Mint, Inc., a Utah corporation.

     Currently, the "Company" operates through two subsidiaries. The Great Western Mint, Inc. ("GWM") provides custom minting services for corporations, associations, government agencies, and any other organization that desires to produce a custom coin or commemorative. The GWM also conceives and markets proprietary coin related products and sculpture. The Company's second subsidiary, SCCS, Inc. creates and markets licensed entertainment and sports related collectibles.

     Because SCCS required an infusion of capital and management that could not be supported by the Company, management made the decision to spin-off SCCS in a dividend distribution to its shareholders. SCCS will continue its business of marketing sports and entertainment collectibles. The Company originally anticipated the spin-off to be completed by June 15, 2001, however, due to delays in completing the audit on SCCS, the Company has postponed the dividend distribution until such time as the SCCS audit is complete.

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

Results of Operations

Three Month and Six Month periods Ended June 30, 2001 and 2000

      Gross revenues for the quarter ended June 30, 2001 were $163,223 compared to $844,764 for the same period in 2000, a decrease of $681,541. Gross revenues for the six months ended June 30, 2001 were $456,300 compared to $1,755,287 for the same period in 2000, a decrease of $1,298,987. The high level of revenue for the period ending June 30, 2000 was due to the Company producing a large order of gold commemorative coins which inflated revenue for that quarter.

      Costs of revenues were $138,794 or 85% of revenues for the quarter ended on June 30, 2001, compared to $695,115 or 82.3% of revenues for the first quarter of 2000. For the six months ended June 30, 2001 and 2000, costs of revenues was $283,896 or 62.2% in 2001 and $1,365,301 or 77.8% in 2000.

      Gross profit was $24,429 for the quarter ended on June 30, 2001 and $149,649 for the comparable quarter in 2000. For the six months ended June 30, 2001 and 2000, gross profit was $172,204 and $389,986 respectively. Gross profit as a percentage of revenues for the three months ended June 30, 2001 and 2000 was 15% and 18% respectively. Gross profit as a percentage of revenues for the six months ended June 30, 2001 and 2000 was 38% and 22% respectively.

      General and administrative expenses were $339,480 for the quarter ended June 30, 2001 and $280,949 for the comparable period in 2000, an increase of $58,531. Expenses for the six months ended June 30, 2001 were $544,283 compared to $588,626 for the same period in 2000, a decrease of $44,343. The primary reason for the decrease was the Company's continued effort to reduce overhead.

      The Company had a net loss of $305,065 during the quarter ended June 30, 2001 compared to an operating loss of $141,911 for the comparable quarter in 2000. For the six months ended June 30, 2001 and 2000, the Company had a net loss of $395,223 and $231,972 respectively.

     During the quarter ended June 30, 2001, the Company incurred interest expenses in the amount of $14 and $9,902 during the comparable period in 2000. For the six months ended June 30, 2001, the Company had interest expense of $23,344 compared to $30,900 for the same period of 2000.

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

     The Company currently has $27,404 cash in hand and total assets of $581,720. Current liabilities are $1,589,832 and stockholder deficit is $1,008,112. The Company has $124,208 in
stock subscriptions receivable.   These items raise a substantial
concern and doubt about the ability of the Company to continue as a going concern. In an effort to overcome the financial difficulties that had surrounded the continued operation of Liberty Mint, Inc., the Company divested itself of its interesting Liberty Mint, Inc. On going efforts to reduce overhead and focus on the business of GWM have been the subsequent decision to spin-off of SCCS, Inc. These divestitures have allowed the Company to focus on its core business of custom minting and western art and collectibles, reduce overhead and expenses and improve operations. In view of the efforts the Company is making to control costs and increase sales in a focused area, the Company believes it can continue as a going concern.

     The Company is carrying $513,425 on its books as a contingent liability that represents undelivered silver and gold and past due payroll taxes of Liberty Mint, Inc. which accrued during the two years while the Company owned Liberty Mint, Inc.

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

     The Utah Department of Consumer Affairs ("UDCA") contacted the Company on behalf of approximately 15 parties who are owed money by Liberty Mint, Inc. The UDCA requested a plan from the Company to resolve the outstanding debt. The Company has extended a settlement offer of its common stock to the parties who are owed money by Liberty Mint, Inc., and to date, five parties have accepted shares of restricted stock of the Company as settlement. None of the remaining parties or the UDCA have formally filed any charges against the Company.

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

     At June 30, 2001, the Company had warrants outstanding to purchase a total of 2,956,667 shares of the Company's common stock at prices ranging from $1.20 to $15.00 per share. The warrants expire June 26, 2002. During the six months ended June 30, 2001 no warrants were exercised.

     At June 30, 2001, the Company had options outstanding to purchase a total of 2,015,333 shares of the Company's common stock at prices ranging from $1.40 to $12.96 per share. The options expire through December 31, 2007. During the six months ended June 30, 2001, no options were exercised.

     In July 2001, the Company issued 2,000,000 shares of common stock for services valued at $40,000. The stock was issued pursuant to an S-8 registration statement filed with the Securities and Exchange Commission on June 29, 2001.

     In August 2001, the Company issued 71,875 shares of common stock to settle liabilities of discontinued operations. The shares were issued to one individual pursuant to an exemption under Section 4(2). No public offering was made and no commissions was paid on the transaction.

Item 5.  Other Information

     The Company has decided to spin-off it's wholly owned subsidiary, SCCS, Inc., in the manner of a dividend distribution to its shareholders of record as of April 6, 2001. Each shareholder of record as of April 6, 2001 will receive .09824 shares of SCCS, Inc. for each share of the Company held. The Company anticipates effecting the distribution as soon as the SCCS audit is complete.

Item 6.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

Exhibits:  None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LIBERTY MINT, LTD.


Date: August 14, 2001         /s/ Dan Southwick
                              Dan Southwick
                              President, Chief Executive Officer
                              and Director



Date: August 14, 2001         /s/ Eugene Pankrantz
                              Eugene Pankrantz
                              Controller