Form 10QSB
period 2001-09-30
LIBERTY MINT LTD
filed 2001-12-03
CIK 1042420

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept. 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-27409

LIBERTY MINT, LTD.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1409219 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 42,813,880 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

LIBERTY MINT, LTD.

INDEX
Page
PART I. Financial Information
Item I. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000

Condensed Consolidated Statements of Operations (unaudited) for the Three Months and Nine Months Ended September 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months and Nine Months Ended September 30, 2001and 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

3 4 6 7 9 15
PART II Other Information Item 1. Legal Proceedings Item 2. Changes in Securities Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	18 19 22 22
Signatures	22

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

LIBERTY MINT, LTD. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2001	December 31, 2000
	____________	____________
CURRENT ASSETS:
Cash and cash equivalents	$ 17,575	$ 3,323
Accounts receivable, net	53,297	125,500
Inventory	621,285	168,020
Prepaid expenses	172,160	193,296
	____________	___________
Total Current Assets	864,317	490,139
	____________	___________
PROPERTY AND EQUIPMENT, net	120,632	136,773
	____________	___________
OTHER ASSETS:
Other assets	5,193	3,400
	____________	___________
Total Other Assets	5,193	3,400
	____________	___________
	$ 990,142	$ 630,312
	____________	___________

[Continued]

LIBERTY MINT, LTD. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS' (DEFICIT)	September 30, 2001	December 31, 2000
	____________	___________
CURRENT LIABILITIES:
Accounts payable	$ 217,559	$ 165,599
Accounts Payable- related party	-	5,399
Factoring advances	9,688	67,339
Accrued liabilities	672,113	461,867
Liabilities of discontinued operations	501,155	537,985
Customer deposits	24,068	138,924
Notes payable - related party	284,908	276,586
Notes payable	518,418	-
	____________	___________
Total Current Liabilities	2,227,909	1,653,699
	____________	___________
	2,227,909	1,653,699
	____________	___________
COMMITMENTS AND CONTINGENCIES
[See Note 10]	-	-
	____________	___________
STOCKHOLDERS' (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 42,813,880 and 30,563,260 shares issued and outstanding	42,814	30,563
Capital in excess of par value	6,157,012	5,822,395
Retained (deficit)	(7,313,385)	(6,752,137)
	____________	___________
	(1,113,559)	(899,179)
	____________	___________
Less Stock Subscriptions Receivable	124,208	124,208
	____________	___________
Total Stockholders' (Deficit)	(1,237,767)	(1,023,387)
	____________	___________
	$ 990,142	$ 630,312
	____________	___________

Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIBERTY MINT, LTD. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2001	2000	2001	2000
	___________	____________	___________	___________
SALES, net of returns and discounts	$ 199,841	$ 221,385	$ 656,141	$ 1,976,672
COST OF GOODS SOLD	196,574	133,884	480,470	1,499,185
	___________	____________	___________	___________
GROSS PROFIT	3,267	87,501	175,671	477,487
	___________	____________	___________	___________
OPERATING EXPENSES:
General and administrative	160,199	287,287	704,483	871,636
Bad debt expense	-	-	-	-
	___________	____________	___________	___________
Total Operating Expenses	160,199	287,287	704,483	871,636
	___________	____________	___________	___________
LOSS FROM OPERATIONS	(156,932)	(199,786)	(528,812)	(394,149)
	___________	____________	___________	___________
OTHER EXPENSE:
Interest expense	(9,092)	(11,539)	(32,436)	(49,147)
Other expense	-	-	-	-
	___________	____________	___________	___________
Total Other (Expense)	(9,092)	(11,539)	(32,436)	(49,147)
	___________	____________	___________	___________
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(166,024)	(211,325)	(561,248)	(443,296)
CURRENT TAX EXPENSE	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-
	___________	____________	___________	___________
NET (LOSS)	$ (166,024)	$ (211,325)	$ (561,248)	$ (443,296)
	___________	____________	___________	___________
(LOSS) PER COMMON SHARE	$ (.00)	$ (.01)	$ (.01)	$ (.03)
	___________	____________	___________	___________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIBERTY MINT, LTD. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30
	2001	2000
	___________	___________
Cash Flows Provided by Operating Activities:
Net loss	$ (561,248)	$ (443,296)
	___________	___________
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	19,565	17,255
Non-cash expenses, including stock issued for services & interest expense	49,920	274,753
Changes in assets and liabilities:
Decrease in accounts receivable	72,203	154,777
Increase (decrease) in inventory	(453,265)	656,680
(Increase) decrease in prepaid expenses	51,136	(3,779)
(Increase) decrease in other assets	(1,793)	207
Increase in accounts payable	46,561	102,282
(Decrease) in factoring advances	(57,651)	(80,240)
Increase (decrease) in accrued expenses	205,246	(56,360)
(Decrease) in customer deposits	(114,856)	(735,625)
(Decrease) in liabilities of discontinued operations	(12,382)	(24,665)
	___________	___________
Net Cash (Used) by Operating Activities	(756,564)	(138,011)
	___________	___________
Cash Flows Provided by Investing Activities:
Purchases of property and equipment	(3,424)	(177,716)
	___________	___________
Net Cash (Used) by Investing Activities	(3,424)	(177,716)
	___________	___________
Cash Flows Provided by Financing Activities:
Proceeds from Issuance of common stock	247,500	305,000
Decrease in stock subscription receivable	-	-
Increase in notes payable - related party	8,322	-
Increase in notes payable	518,418	-
	___________	___________
Net Cash Provided by Financing Activities	774,240	305,000
	___________	___________
Net Increase (Decrease) in Cash and Cash Equivalents	14,252	(10,727)
Cash and Cash Equivalents at Beginning of Period	3,323	53,858
	___________	___________
Cash and Cash Equivalents at End of Period	$ 17,575	$ 43,131
	____________	____________

[Continued]

LIBERTY MINT, LTD. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30
	2001	2000
	___________	___________
Cash Flows Provided by Operating Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ 3,902
Income taxes	$ -	$ -

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the nine months ended September 30, 2001:

The Company issued 96,730 shares of common stock to settle liabilities of discontinued operation of $7,738 or $.08 per share.

The Company issued 2,000,000 shares of common stock for one year of consulting services valued at $40,000, or $.02 per share. At September 30, 2001, $10,000 had been expensed related to this agreement.

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

For the nine months ended September 30, 2000:

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

Proposed Subsidiary Spin-Off - In March 2001, the Board of Directors approved to distribute approximately 4,000,000 of the 4,500,000 shares of common stock held in its Subsidiary, Liberty Mint Marketing, Inc. (LMM). The shares will be distributed to shareholders of Liberty Mint, LTD. on a pro rata basis without payment of consideration. In March 2001, LMM changed its name to SCCS, Inc. Final consummation of the spin-off is not guaranteed and is subject to the completion of various conditions.

NOTE 2 - GOING CONCERN

The Company has incurred significant losses during 2001 and 2000 and has current liabilities in excess of current assets at September 30, 2001. As of September 30, 2001, the company does not have the ability to pay off current liabilities without additional funds provided through loans and/or through additional sales of its common stock. These items raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 3 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation and amortization as of:

	September 30, 2001	December 31, 2000
	___________	___________
Production equipment, pledged as collateral for note payable [See note 6]	$ 121,447	$ 121,447
Leasehold improvements	13,769	13,769
Computer equipment	9,970	9,970
Office furniture	13,524	10,100
	___________	___________
	158,710	155,286
Less: accumulated depreciation and amortization	(38,078)	(18,513)
	___________	___________
	$ 120,632	$ 136,773
	____________	____________

Depreciation and amortization expense for the nine months ended September 30, 2001 and 2000, amounted to $19,357 and $17,654, respectively.

NOTE 4 - ACCRUED LIABILITIES

The following is a summary of accrued liabilities:

	September 30, 2001	December 31, 2000
	___________	___________
Payroll costs	$ 433,056	$ 270,167
Contingency on stock guarantee	94,000	94,000
Accrued Interest	145,057	97,700
	___________	___________
	$ 673,113	$ 461,867
	____________	____________

NOTE 5 - CAPITAL STOCK

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.

Stock Subscription Receivable - During April 1999, the Company issued 12,000,000 shares of its common stock for total proceeds of $800,000 (or $.067 per share). The issuance of these shares resulted in 34% ownership of the Company. As of September 30, 2001, $675,792 of the total amount was collected. The balance of $124,208 is reflected as a stock subscription receivable on the financials and is classified as a reduction to stockholders equity.

LIBERTY MINT, LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK [Continued]

Warrants - At September 30, 2001, the Company had warrants outstanding to purchase a total of 2,956,667 shares of the Company's common stock at prices ranging from $1.20 to $15.00 per share. The warrants expire June 26, 2002. During the nine months ended September 30, 2001 no warrants were exercised.

Stock Options - At September 30, 2001, the Company had options outstanding to purchase a total of 2,015,333 shares of the Company's common stock at prices ranging from $1.40 to $12.96 per share. The options expire through December 31, 2007. During the nine months ended September 30, 2001 no options were exercised.

Stock Value Guarantee -During December 1998, the Company issued 60,000 shares of common stock for advertising services valued at $60,000 (or $1.00 per share). During 1999, the Company issued an additional 40,000 shares of common stock for advertising services which were valued at $40,000. The Company guaranteed that one year from the date of issue, the value of the 100,000 shares would be at least $100,000. During 2000, the Company issued an additional 100,000 shares of common stock valued at $.25 per share in partial settlement of the price guarantee [See Note 10].

Stock Issued for Liabilities - On February 23, 2001, the Company issued 257,223 shares of common stock to settle $20,578 (or $.08 per share) in claims that were included in the liabilities of discontinued operations.

In August 2001, the Company issued 71,075 shares of common stock for debt relief related to liabilities of discontinued operations valued at $2,875 (or $.04 per share).

In August 2001, the Company issued 24,855 shares of common stock for debt relief related to liabilities of discontinued operations valued at $944 (or $.04 per share).

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

In July 2001, the Company issued 2,000,000 shares of common stock for consulting services valued at $40,000 (or $.02 per share). [See Note 10]

Stock Issued for Cash - On March 20, 2001, the Company issued 7,666,667 shares of common stock for total proceeds of $300,000 (or $.039 per share). As of March 31, 2001, $135,000 of the total amount was collected.

Issuance of Subsidiary Stock - On January 2, 2001, the Company board of directors approved the issuance of 2,200,000 shares of common stock of LMM for services rendered valued at $5,000 and related party dept of $50,000. These shares were shown as issued and outstanding reducing the Company's Holdings from 100% to 67%. During September 30, 2001, the Company board of directors decided not to issued the 2,200,000 shares of LMM common stock and included the $55,000 in accrued expenses.

LIBERTY MINT, LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY

Notes Payable - During 1997 the Company issued a $200,000 12% convertible note payable to a shareholder of the Company. The interest on the note is payable quarterly. The note matured on November 18, 2000. The note with any related accrued interest is convertible into common stock of the Company at the option of the holder at 60% of the fair market value of the Company common stock on the date of conversion. The intrinsic value of the beneficial conversion feature on the date of issuance was $133,333, which was charged to interest expense and credited to additional paid in capital. At September 30, 2001, the Company owed accrued interest of $107,072 on the note. The note is in default and no interest or principle payments have made against the note. At September 30, 2001, the note is convertible into approximately, 10,235,735 shares of the Company's common stock.

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

NOTE 7 - NOTE PAYABLE

On July 25, 2001, the Company received a line of credit of up to $700,000 at an interest rate of 7.75%. As of September 30, 2001, the Company borrowed $518,418. The note is secured by inventory and was originally due November 16, 2001, but since has been extended until December 16, 2001. As of September 30, 2001, accrued interest amounted to $3,291.

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

The Company has available at September 30, 2001, unused operating loss carryforwards of approximately $7,066,000 which may be applied against future taxable income and which expire in various years through 2021.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,402,000 as of September 30, 2001, with an offsetting valuation allowance at year end of the same amount resulting in a change in the valuation allowance of approximately $132,000 during the nine months ended September 30, 2001.

LIBERTY MINT, LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for:

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2001	2000	2001	2000
	___________	____________	___________	___________
Loss from continuing operations available to common stockholders (Numerator)	$ (166,024)	$ (211,325)	$ (561,248)	$ (443,296)
	___________	____________	___________	___________
Weighted average number of common shares outstanding used in basic earnings per share (Denominator)	42,608,454	30,514,697	38,322,563	28,914,878
	___________	____________	___________	___________
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share (Denominator)	N/A	N/A	N/A	N/A
	___________	____________	___________	___________

The Company had at September 30, 2001 options and warrants outstanding to purchase 4,972,000 shares of common stock at prices ranging from $.40 to $12.96 per share, that were not included in the computation of diluted earnings per share because their effect was anti-dilutive (the exercise price of the options was greater than the average market price of the common shares).

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Stock guarantee - During December 1998, the Company issued 60,000 shares of its common stock for advertising services performed valued at $60,000. The Company guaranteed the advertising company that one year from the date of issue they would be able to sell their 60,000 shares of common stock for a minimum price of $1.00 per share (or for a total of $60,000). During September 1999 the Company issued an additional 140,000 shares of common stock at $.067 per share under the same agreement. The Company further agreed to issue a sufficient amount of shares to the advertising Company in order to sell and receive total proceeds of $100,000 if the trading price was less than $1.00 per share. As of September 30, 2001 the Company has recorded a $94,000 accrued expense as the market price of the Company's common stock was less than the guaranteed amount.

Consulting Agreement - During July 2001, the Company entered into a consulting agreement with Windsor Partners. The Company issued 2,000,000 shares of common stock for consulting services valued at $40,000 (0r $.02 per share). [See Note 5]

LIBERTY MINT, LTD. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENCIES [Continued]

Sale of Subsidiary - During September 1999 the Company sold all of its shares in Liberty Mint, Inc. a 90% owned subsidiary for $25. The Company has recorded net liabilities of discontinued operations of $513,425 at September 30, 2001 for subsidiary liabilities the Company estimates it will be responsible to pay. Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the parent-subsidiary relationship which previously existed between the Company and its former subsidiary. The Company was named in one suit prior to the disposition of the Liberty Mint, Inc. (see below) but is not currently named in nor is it aware of any other such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and believes that no material negative impact on the financial position of the Company would occur. Management further believes that with the passage of time, the likelihood of any such claims being raised will become more remote. No amount has been reflected or accrued in these financial statements for any contingent liability other than $513,475 which the Company has accrued for estimated potential liabilities at September 30, 2001 for which it believes a possible payment may be required.

Litigation - On May 3, 1999, the Company was named in a lawsuit alleging various causes of action related to liabilities of the Liberty Mint, Inc. During January 2001, the Company settled the suit for a total of $33,000 to be paid in nine monthly payments of $1,000, six payments of $2,000 and five payments of $3,000. In addition, the settlement calls for the return of certain coin dies and ingot dies and the issuance of 5,000 shares of the Company class A common stock. These amounts have been accrued as part of the estimated liabilities of discontinued operations.

The Utah Department of Consumer Affairs ("UDCA") contacted the Company on behalf of approximately 15 parties who are owed money by Liberty Mint, Inc. The UDCA requested a plan from the Company to resolve the outstanding debt. The Company carried on negotiations and extended a settlement offer consisting of its common stock to the parties involved. Seven of the parties have accepted shares of restricted stock of the Company as settlement. None of the remaining parties nor the UDCA have formally filed any charges against the Company.

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

Operating lease - The Company has entered into an operating lease for its office and production facility. The lease period on the facility commenced on November 1, 1999 and will expire on October 31, 2002. Lease expense for the nine months ended September 30, 2001 amounted to $49,076. The minimum annual rental payments are $61,165 through 2002.

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

During the third quarter, the Company received permission from Disney Resort, Inc. to cast an original Mickey Mouse sculpture in 24k gold. The sculpture was completed in September and the Company is currently attempting to locate a purchaser. The sculpture commemorates Walt Disney's 100th birthday on December 5, 2001.

The Company has an agreement with Silver Smith's Group, USA where the Company is authorized to produce 1/2 size Remington sculptures in silver and bronze. We have completed prototypes that are in the process of approval from the Frederick Remington Art Museum.

Results of Operations

Three Month and Nine Month periods Ended September 30, 2001 and 2000

Gross revenue for the quarter ended September 30, 2001 was $199,841 compared to $221,385 for the same period in 2000, a decrease of $21,544. Gross revenue for the nine months ended September 30, 2001 was $656,141 compared to $1,976,672 for the same period in 2000, a decrease of $1,320,531. The high level of revenue for the period ending September 30, 2000 was due to the Company producing a large order of gold commemorative coins which inflated revenue for that quarter.

Costs of revenue was $196,574 or 98% of revenue for the quarter ended on September 30, 2001, compared to $133,884 or 60% of revenues for the first quarter of 2000. For the nine months ended September 30, 2001 and 2000, costs of revenue was $480,470 or 73% in 2001 and $1,499,185 or 75% in 2000.

Gross profit was $3,267 for the quarter ended on September 30, 2001 and $87,501 for the comparable quarter in 2000. For the nine months ended September 30, 2001 and 2000, gross profit was $175,671 and $477,487 respectively. Gross profit as a percentage of revenues for the three months ended September 30, 2001 and 2000 was 1.6% and 39% respectively. Gross profit as a percentage of revenues for the nine months ended September 30, 2001 and 2000 was 27% and 24% respectively.

General and administrative expenses were $160,199 for the quarter ended September 30, 2001 and $287,287 for the comparable period in 2000, a decrease of $127,088. Expenses for the nine months ended September 30, 2001 were $704,483 compared to $871,636 for the same period in 2000, a decrease of $167,153. The primary reason for the decrease was the Company's continued effort to reduce overhead.

The Company had a net loss of $166,024 during the quarter ended September 30, 2001 compared to an operating loss of $211,325 for the comparable quarter in 2000. For the nine months ended September 30, 2001 and 2000, the Company had a net loss of $561,248 and $443,296 respectively.

During the quarter ended September 30, 2001, the Company incurred interest expenses in the amount of $9,092 and $11,539 during the comparable period in 2000. For the nine months ended September 30, 2001, the Company had interest expense of $32,436 compared to $49,147 for the same period of 2000.

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

The Company currently has $17,575 cash in hand or cash equivalents and total assets of $990,142. Current liabilities are $2,227,909 and stockholder deficit is $1,237,767. The Company has $124,208 in stock subscriptions receivable. These items raise a substantial concern and doubt about the ability of the Company to continue as a going concern. In an effort to overcome the financial difficulties that had surrounded the continued operation of Liberty Mint, Inc., the Company divested itself of its interesting Liberty Mint, Inc. On going efforts to reduce overhead and focus on the business of GWM have been the subsequent decision to spin-off of SCCS, Inc. These divestitures have allowed the Company to focus on its core business of custom minting and western art and collectibles, reduce overhead and expenses and improve operations. In view of the efforts the Company is making to control costs and increase sales in a focused area, the Company believes it can continue as a going concern.

The Company is carrying $501,155 on its books as a contingent liability that represents undelivered silver and gold and past due payroll taxes of Liberty Mint, Inc. which accrued during the two years while the Company owned Liberty Mint, Inc.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Both the Internal Revenue Service ("IRS") and the state of Utah have contacted the Company regarding past withholding tax due regarding Liberty Mint, Inc. The Company owes approximately $150,000 to the IRS and $35,000 to the state of Utah and has acknowledged the debt on the Company's balance sheet. The Company met with the IRS during the past quarter and is working closely with the IRS agent to resolve the issue by the first quarter of 2002. Until final settlement is agreed upon, the Company is paying $3,000 a month to the IRS. The Company reached a settlement agreement with the state of Utah whereby the Company has agreed to pay $1,000 per month until the debt is paid. The Company is currently two months in arrears on these payments as of November 2001. At the present time, there is no current legal action against the Company on either of these issues.

The Utah Department of Consumer Affairs ("UDCA") contacted the Company on behalf of approximately 15 parties who are owed money by Liberty Mint, Inc. The UDCA requested a plan from the Company to resolve the outstanding debt. The Company has extended a settlement offer of its common stock to the parties who are owed money by Liberty Mint, Inc., and to date, seven parties have accepted shares of restricted stock of the Company as settlement. None of the remaining parties or the UDCA have formally filed any charges against the Company.

The Company received a Complaint filed in District Court, Clark County, Nevada, Case No. A423386, Dept. No. XVII, dated August 24, 2000, naming Liberty Mint, Ltd., as defendant among other parties. The Complaint was brought by Jerry Schuetz as Plaintiff. The Compliant alleges that Liberty Mint, Ltd. as alter ego of other named defendants, executed silver leases with the Plaintiff and has not made the required payments. The Complaint asks for an award of in excess of $150,000 along with interest, punitive damages in an amount in excess of $10,000 and attorney's fees and costs. The Company believes it should not be a party to the Complaint and that the alleged events occurred in 1985 and 1986, at a time when the Company did not exist and therefore could not be an alter ego of the named defendants. The Company has denied any responsibility and has filed an answer stating the Company is not the alter ego of any of the other named defendants. Subsequent to the date of this filing, the Company was dismissed as a party to the litigation.

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

In April 2001, the Company issued 2,200,000 shares of its common stock to consultants for services valued at $34,320 (or $0.0156 per share). The shares were granted pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

At September 30, 2001, the Company had warrants outstanding to purchase a total of 2,956,667 shares of the Company's common stock at prices ranging from $1.20 to $15.00 per share. The warrants expire September 26, 2002. During the six months ended September 30, 2001 no warrants were exercised.

At September 30, 2001, the Company had options outstanding to purchase a total of 2,015,333 shares of the Company's common stock at prices ranging from $1.40 to $12.96 per share. The options expire through December 31, 2007. During the six months ended September 30, 2001, no options were exercised.

In July 2001, the Company issued 2,000,000 shares of common stock for services valued at $40,000. The stock was issued pursuant to an S-8 registration statement filed with the Securities and Exchange Commission on September 29, 2001.

In August 2001, the Company issued 71,875 shares of common stock to settle liabilities of discontinued operations. The shares were issued to one individual pursuant to an exemption under Section 4(2). No public offering was made and no commissions was paid on the transaction.

In July 2001, the Company registered 2,000,000 shares on Form S-8.

In August 2001, the Company issued 96,730 shares of common stock to settle liabilities of discontinued operations. The shares were issued to one individual pursuant to an exemption under Section 4(2). No public offering was made and no commissions was paid on the transaction.

In September 2001, the Company issued warrants for the purchase of 2,000,000 shares of common stock. The warrants allow for the purchase of common stock at a price of $0.055 per share and expire on September 13, 2004.

Item 5. Other Information

The spin-off of SCCS, Inc. has been delayed until such time as the audit can be completed. Therefore, the Company has determined it will re-set the record date following the completed audit.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

Exhibits:

No. Sec. Ref. # Title Location

1 4.1 Livingston Warrant Attached

2 4.2 Wilson Warrant Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MINT, LTD.

Date: December 3, 2001 /s/ Dan Southwick

Dan Southwick

President, Chief Executive Officer and Director

Date: December 30, 2001 /s/ Eugene Pankrantz

Eugene Pankrantz

Controller