Form 10KSB
period 2001-12-31
LIBERTY MINT LTD
filed 2002-06-28
CIK 1042420

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15( d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________ to__________________

Commission File Number 000-27409

Liberty Mint, Ltd.

(Name of small business issuer in its charter)

Nevada	84-1409219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

4778 North 300 West, Suite 201, Provo, UT 84604

(Address and Zip Code of principal executive offices)

Issuer's telephone number, including area code: 801-426-6699

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value, common voting shares

(Title of class)

Check whether the Issuer (I) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $35,000

The aggregate market value of the issuer's voting stock held as of June 24, 2002, by non-affiliates of the issuers was $418,485.

As of June 24, 2002, issuer had 42,813,880 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format: Yes[ ] No [ X ]

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

The "Company" operated through two subsidiaries. The Great Western Mint, Inc. ("GWM") provided custom minting services for corporations, associations, government agencies, and other organizations that desired to produce a custom coin or commemorative. The GWM also marketed proprietary coin related products and sculpture. The Company's second subsidiary, SCCS, Inc., created and marketed licensed entertainment and sports related collectibles.

During the year the Company determined that by pursuing its current operations, it would not likely generate any profits. Therefore, the Company determined it was in the best interest of Company to divest itself of its manufacturing operations and of the entertainment and sports collectibles market and instead to pursue a plan to develop a marketing distribution network to market gifts, art, museum authorized reproductions and other home and office decor. If the Company is not successful in its planned operations, it may consider merger opportunities.

As a result of the Company's change in direction, as of December 31,2001, the Company sold Great Western Mint, Inc. to Eugene Pankratz, the Company's Chief Financial Officer. The Company received $5,000 for GWM.

The Company also divested itself of SCCS, Inc. In exchange for assuming all liabilities, SF Investments, an entity controlled by Daniel Southwick, a director and officer of the Company, received 100% of SCCS, Inc. in exchange for $25.00.

The marketing strategy for the next twelve months will be for the Company to increase its exposure to potential business and wholesale clientele by training and developing a marketing distribution network of independent representatives. The Company anticipates it will be able to generate revenue by receiving a profit margin on all sales made by the marketing distribution network members. In addition, the Company will continue advertising in monthly trade publications, on the internet and via telemarketing.

The Company will also employ direct mail marketing methods and display advertising. The Company has successfully implemented direct mail on a limited basis in the past and intends to continue direct mail marketing for specific products.

The Company currently has a product-related website under development, www.libenymint.comand intends to pursue aggressive marketing efforts through its website. The Company intends the website to provide a method for informing potential business customers of the diverse applications for custom projects and to market and distribute its products.

Competition

We will be competing with a myriad of companies who employ independent sales forces. Most of our competitors have greater resources, both personnel and financial, than we have. There is no assurance we will be able to attract an independent work force or that any distribution network we establish will be successful.

Employees

The Company currently has 5 full time employees. No employees are currently covered by a collective bargaining contract.

Item 2. Description of Property.

The Company currently leases approximately 1,000 square foot facility located at 4778 North 300 West, Suite 201, Provo, Utah 84604. The lease expires in March 2005. The Company believes that its facilities are adequate for its proposed needs through the year 2005. If additional space is needed before then, expansion space is available. The Company believes that its current facilities are generally suitable and adequate to accommodate its current operations.

Item 3. Legal Proceedings.

Both the Internal Revenue Service ("IRS") and the state of Utah have contacted the Company regarding past withholding tax due regarding Liberty Mint, Inc. The Company owes approximately $27,000 to the IRS and $8,000 to the state of Utah and has acknowledged the debt on the Company's balance sheet. The Company anticipates entering a settlement agreement with both agencies whereby the Company will be obligated to make monthly payments. At the present time, there is no current legal action against the Company on either of these issues.

The Company received a Complaint filed in the Superior Court of California, County of Orange naming Liberty Mint, Ltd. aka Liberty Mint Marketing, Inc., successor to Liberty Mint, Inc. as defendant among other parties. The Complaint was dated April 13, 2000 and was brought by Thomas P. Crawford as Plaintiff. The Company has negotiated a settlement for $36,000 with payments starting on April 27, 2001 at $1,000 and escalating until payoff which is scheduled for October 2002. The Company is delinquent in its payments.

The Company received a Complaint filed in District Court, Clark County, Nevada, Case No. A423386, Dept. No. XVII, dated August 24, 2000, naming Liberty Mint, Ltd., as defendant among other parties. The complaint was brought by Jerry Schuetz as Plaintiff. The Compliant alleges that Liberty Mint, Ltd. as alter ego of other named defendants, executed silver leases with the Plaintiff and has not made the required payments. The Company has been dismissed from this lawsuit.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol LMBT. Trading in the common stock has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 2000 and 2001 are as follows:
YEAR	CLOSING BID		CLOSING ASK
2000	High	Low	High	Low
First Quarter	1.4375	0.875	1.625	1.0625
Second Quarter	1.4375	.25	1.75	1.09375
Third Quarter	1.25	0.25	2.62	1.01
Oct. 2 thru Dec. 29 (after a 6 for 1 forward split)	.19	.0111	.23	.013
2001
First Quarter	0.41	.0215	.045	.022
Second Quarter	.031	.016	.039	.019
Third Quarter	.055	.025	.06	.03
Fourth Quarter	.025	.011	.03	.014

As of June 24, 2002, there were approximately 314 shareholders of record holding a total of 42,813,880 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends maybe paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations for the period ending December 31, 2000 and 2001

Sales. Sales for the year ended December 31, 2001 increased to $35,000 from $33,184 for the year ended December 31, 2000, an increase of 9%.

Losses. Net losses for the year ended December 31,2001 decreased to $379,313 from $808,643 for the year ended December 31, 2000, a decrease of $429,330 or 53%. The decrease in losses was mainly attributed to the gain on disposition of The Great Western Mint and SCCS.

Expenses. General and Administrative expenses for the year ended December 31, 2000, increased to $457,941 from $266,270 for the year ended December 31, 2000, an increase of 58%.

The cost of goods sold for the year ended December 31, 2001 was $23,617 compared to $36,692 for the year ended December 31, 2000. Cost of goods sold as a percentage of sales for December 31, 2001 and 2000 respectively, were 67% and 109%.

Liquidity and Capital Resources

The Company relies on revenue from sales of its products and services to maintain operations.

The Company estimates that it will need to generate minimum monthly sales levels of $150,000 in order to operate at a profit. The Company may not be able to achieve or maintain this level of sales. If the Company's sales revenues fall short of this minimum level on average, the Company may fall short of the minimum capital required to maintain operations. In that event, the Company may have to find additional financing in the form of loans or sale of equity in the Company. The current sources of cash available to the Company consist of revenues from sales.

As of December 31, 2001, the Company had $579 cash on hand, had a related party receivable of $23,500 and inventory of $487,145 for total current assets of $511,224. In addition the Company had $569 in property and equipment and other assets valued at $3,100 making the total assets $514,893. Current liabilities were $1,388,544. Subsequent to the date of this report, the Company has been released from $606,582 in debt.

The Company continues to stabilize its financial position and expects to improve revenues and become profitable in 2003 as a result of selling The Great Western Mint and SCCS, Inc., and focusing solely on developing a marketing distribution network.

Management believes the Company's ability to raise additional capital to meet its needs depends on the ability to demonstrate that the Company can generate profits from sales of its products and services. If necessary, the Company may raise additional capital in an equity offering.

The Company has no material commitments for capital expenditures for the next twelve months.

The Company has incurred significant losses in recent years and as of December 31, 2001, the Company had current liabilities in excess of current assets. Further, the Company has sold two of its operating subsidiaries and has a stockholders' deficit of $873,661. These items raise a substantial concern and doubt about the ability of the Company to continue as a going concern.

Item 7. Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 12.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company as of December 31, 2001.

Name	Age	Position	Director or Officer Since
Daniel R. Southwick	49	Director & President	April 1999
Eugene Pankratz	59	Chief Financial Officer	April 1999
John Pennington	52	Director	July 1998
William C. Schmidt	57	Director	July 1998

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified. Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Daniel R. Southwick, 49, has served as president and a director of the Company since April 1999. Mr. Southwick was elected a Director in April 1999 to serve for one year, or until his successor is elected and qualified. From September 1996 until April 1999 he served as vice-president of corporate development and a Director for the Company. From September 1996 until June 1997, he served as Vice- President of Corporate Development for Liberty Mint, Inc. He has been a small business entrepreneur since 1977. Past experience includes President of International Trade & Investments, Ltd., a placer mining company, and President of Parkside Industries, Inc., a telecom reseller company located in Sarasota, Florida. From 1992 to 1996, Mr. Southwick served as president of Parkside Industries, Inc. Mr. Southwick has 8 years experience with public company development.

Eugene Pankratz, 59, has three and one half years public accounting experience with We. Soria & Company in San Jose, California, including management services for small businesses, tax return preparation, consulting and tax planning for individuals, partnerships and corporations. He has ten years experience in the private sector including Controller for North American Manufacturing, a division of the Tally Corporation, Controller for Impulse Designs, and Controller for the Priddis Group of Lindon, Utah (formerly Priddis Music Corp.) This experience also included a period of time from May 1994 to May 1995 when he served as President and Chief Operations Officer of the Priddis Group. From December 1995 until May of 1998, Mr. Pankratz was self employed as an independent accountant and consultant. Mr. Pankratz has served as Controller of Liberty Mint, Inc., a subsidiary of the Company, from June 1998 until September of 1999 when Liberty Mint, Inc., was sold by the Company. Since April 1999 he has served as Treasurer of the Company, and since September 1999 he has served as President of The Great Western Mint, Inc., a Subsidiary of the Company. He attended Brigham Young University and is currently enrolled at Thomas Edison State College where he is working on a Bachelor of Arts degree in Business Management with an Accounting emphasis. He passed the Internal Revenue Service Enrolled Agent's examination and is eligible to practice before the IRS. He has served as a Director of the Lindon/Pleasant Grove Chamber of Commerce.

John Pennington, 52, has served as a Director of the Company since July of 1998. In April, 1999 Mr. Pennington was re-elected to the Board of Directors of the Company for a one year term, or until his successor is elected and qualified. He also serves as President of Liberty Mint Marketing, Inc., a subsidiary of the Company. Mr. Pennington is a graduate of the University of Miami and has over 20 years of sales and marketing experience. Mr. Pennington held the position of Vice President of Telesales and Services with Vacation Break U.S.A. of Ft. Lauderdale, Florida from May 1994 until July 1998. Prior to May of 1994 he had served as a Vice President of Sales and Marketing with Cooperative Retirement Services and Vice President of National Accounts with Ryder P .I.E. Nationwide. In these roles he had Senior Executive responsibilities for sales and operations, domestically and internationally. Since January 1, 1999, Pennington has served on the board of Imperial Majesty Cruise Line and International Water Makers. Pennington presently oversees Liberty Mint's direct marketing efforts.

William C. Schmidt, 57, has been serving as a Director of the Company since July of 1998. In April, 1999, he was reelected to the Board of Directors of the Company for a one year term, or until his successor is elected and qualified. He is a graduate of Susquehanna University with a Bachelor of Science degree in accounting. Schmidt is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants since 1971. Schmidt then partnered with a regional CPA firm and specialized in corporate taxes and acquisition financing. He was vice president of special projects and chief financial officer of Vacation Break USA, Inc. from October of 1991 until December of 1997. From January of 1998 until the present, Schmidt has been serving as the executive vice president of American Investment Properties ("AIP"), an investment advisory company. Mr. Schmidt is an employee of AIP, but has no ownership interest in AIP.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2001 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)
Daniel R. Southwick Chief Executive Officer Director	2001	84,000	-0-	-0-
	2000	84,000	-0-	-0-
	1999	69,773	-0-	-0-
Larry Ruff Chief Executive Officer Director	2000	-0-	-0-	-0-
	1999	-0-	-0-	-0-
	1998	83,640	-0-	-0-
Eugene PanKratz Chief Financial Officer Director	2001	-0-	-0-	-0-
	2000	65,150	-0-	-0-
	1999	51,006	-0-	-0-
Robert Joyce Secretary Director	2001	-0-	-0-	-0-
	2000	84,000	-0-	-0-
	1999	72,000	-0-	-0-

Long Term Compensation
Name and Principal Position	Year	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Daniel R. Southwick Chief Executive Officer Director	2001	-0-	-0-	-0-	-0-
	2000	-0-	-0-	-0-	-0-
	1999	-0-	3,600,000 (1)	-0-	-0-
Larry Ruff Chief Executive Officer Director	2001	-0-	-0-	-0-	-0-
	2000	-0-	-0-	-0-	-0-
	1999	-0-	-0-	-0-	-0-
Eugene PanKratz Chief Financial Officer Director	2001	-0-	-0-	-0-	-0-
	2000	-0-	-0-	-0-	-0-
	1999	-0-	-0-	-0-	-0-
Robert Joyce Secretary Director	2001	-0-	-0-	-0-	-0-
	2000	-0-	-0-	-0-	-0-
	1999	-0-	3,600,000 (2)	-0-	-0-

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

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Values

Name	Shares Acquired on exercise (#)	Value Realized ($)	Number of Unexercised options/SARs at FY-end (#) exercisable/unexercisable	Value of unexercised in-the-money options/SARs at FY-end ($) exercisable/unexercisable
Dan Southwick	-0-	-0-	46,500/-0-	-0-/-0-
Robert Joyce	-0-	-0-	2,931,000/-0-	-0-/-0-
John Pennington	-0-	-0-	1,728,276/-0-	-0-/-0-

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of June 24, 2002, the name and the number of shares of the Registrant's Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 42,813,880 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Daniel R. Southwick(1)(4)	2,200,000	5.1%
	364 West 4620 North
	Provo, UT 84604
Common	John Pennington(l)	30,000.07%
	1539 SE 11th St.
	Deerfleld Beach, FL 33441
Common	William Schmidt(1)(2)	8,341,726	19.48%
	88 N.E. 5th Ave.
	Del Ray, FL 33483
Common	American Investment Properties(2)(3)	7,341,726	17.15%
	88 N.E. 5th Ave.
	Del Ray, FL 33483
Common	Ralph P. Muller(3)	7,550,058	17.63%
	6400 N. Andrews St., Suite 200
	Fort Lauderdale, FL 33309
Common	Scott W. Hansen(5)	8,266,667	19.3%
	201 West 4620 North
	Provo, UT 84604
Common	Eugene Pankratz(1)	101,000.23%
	975 N. 1430 West
	Orem, UT 84057
Common	Kevin Ludlow	2,915,438	6.81%
	2623 Willow Bend Dr.
	Sandy, UT 84094
		_______________	___________
Common Officers and Directors as a Group: 4 people		9,363,826	21.87%

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

(5) This amount includes 7,666,667 shares held in the name of SWH, Ltd., an entity owned and controlled by Scott W. Hansen.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company has an unsecured note payable to a shareholder, Bill Wittmann in the amount of $200,000, at 12% per annum. The note was due November 18, 2000 and is convertible into common stock of the Company at 60% of market value. At December 2001, accrued interest amounted to $125,582. Subsequent to the date of this report, the Company was fully released from the debt.

Subsequent to the date of this report, the Company has taken two loans. The Company borrowed $100,000 from Scott Hansen, a shareholder of the Company and $20,000 Lynette Southwick, a shareholder of the Company and the wife of the Company's President, Daniel Southwick. The notes are unsecured. The Company agreed to pay two times the amount of the loans on a best efforts basis subject to the Company selling certain inventory.

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

Item 13. Exhibits and Reports on Form 8-K. Reports on Form 8-K

No reports on Form 8-K have been filed during the period covered by this Form 10-KSB.

Exhibits

Exhibit No.	Description	Location
2	Plan of Reorganization of Liberty Mint, Inc.	(1)
3(i)	Articles of Incorporation of St. Joseph Corp. VI	(1)
3(ii)	Articles of Amendment for St. Joseph Corp. VI	(1)
3(iii)	Articles of Amendment for Petrosavers International, Inc.	(1)
3(iv)	Articles of Amendments for Hana Acquisitions, Inc.	(1)
3(v)	Articles of Incorporation of Liberty Mint, Ltd.	(1)
3(vi)	Articles of Merger of Liberty Mint, Ltd.	(1)
10(i)	Lease Agreement with Addendums A and B	(1)
10(ii)	Manufacturing and Joint Distribution Merchandising Agreement	(1)
10(iii)	Stock Purchase Agreement with Calbear Gas, LLC	(1)
10(iv)	Option Agreement between Dan Southwick and Calbear Gas, LLC	(1)

(1) Incorporated herein by reference to the Company's Form 10-SB/A2 as filed with the Securities and Exchange Commission on March 27, 2000.

SIGNATURES

In accordance with Section 13 or 15( d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Mint, Ltd.

Date: June 26, 2002	By: /s/ Daniel Southwick
Daniel Southwick, Chief Executive Officer and Director
Date: June 26, 2002	By: /s/ Eugene Pankratz
Eugene Pankratz, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 26, 2002	By: /s/ Daniel Southwick
Daniel Southwick, Director
Date: June 26, 2002	By: /s/ John Pennington
John Pennington, Director
Date: June 26, 2002	By: /s/ William C. Schmidt
William C. Schmidt, Director

LIBERTY MINT, LTD

FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT

Board of Directors

LIBERTY MINT, LTD

Orem, Utah

We have audited the accompanying balance sheet of Liberty Mint, LTD as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Mint Ltd. as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles in the United States of America.

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

April 3, 2002

Salt Lake City, Utah

LIBERTY MINT, LTD

BALANCE SHEET

ASSETS	December 31,
2001
CURRENT ASSETS:
Cash and cash equivalents	$ 579
Receivable - related party	23,500
Inventory	487,145
___________
Total Current Assets	511,224
PROPERTY AND EQUIPMENT, net	569
OTHER ASSETS	3,100
___________
$ 514,893
____________
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 75,054
Accrued liabilities	232,380
Payable - related party	18,500
Line of credit	513,620
Liabilities of discontinued operations	349,000
Convertible note payable - related party	200,000
___________
Total Current Liabilities	1,388,554
___________
COMMITMENTS AND CONTINGENCIES
[See Note 13]	-
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares authorized, 42,813,880 shares issued and outstanding	42,814
Additional Paid in Capital	6,214,975
Retained earnings (deficit)	(7,131,450)
___________
Total Stockholders' Equity (Deficit)	(873,661)
___________
$ 514,893
____________

The accompanying notes are an integral part of this financial statement.

LIBERTY MINT, LTD

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2001	2000
SALES	$ 35,000	$ 33,184
COST OF GOODS SOLD	23,617	36,692
	_____________	____________
GROSS PROFIT (LOSS)	11,383	(3,508)
	_____________	____________
OPERATING EXPENSES:
General and administrative	457,941	266,270
	_____________	____________
Total Operating Expenses	457,941	266,270
	_____________	____________
LOSS FROM OPERATIONS	(446,558)	(269,778)
	_____________	____________
OTHER INCOME (EXPENSE):
Interest expense	(43,698)	(91,771)
Interest Income	295	-
	_____________	____________
Total Other Income (Expense)	(43,403)	(91,771)
	_____________	____________
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(489,961)	(361,549)
CURRENT TAX EXPENSE	-	-
DEFERRED TAX EXPENSE	-	-
	_____________	____________
LOSS FROM CONTINUING OPERATIONS	(489,961)	(361,549)
	_____________	____________
DISCONTINUED OPERATIONS:
Loss from discontinued operations of The Great Western Mint and Liberty Mint Marketing, Inc. (net of $0 in income taxes)	(465,785)	(447,094)
Gain on disposition of The Great Western Mint Liberty Mint Marketing, Inc., and Liberty Mint, Inc. (net of $0 in income taxes)	576,433	-
	_____________	____________
Net gain from discontinued operations	110,648	(447,094)
	_____________	____________
NET LOSS	$ (379,313)	$ (808,643)
	_______________	_____________
BASIC (LOSS) PER COMMON SHARE:
Loss from continuing operations	$ (.02)	$ (.01)
Loss from discontinued operations	(.02)	(.02)
Gain on disposition of subsidiaries	.02	-
	_____________	____________
BASIC (LOSS) PER COMMON SHARE	$ (.02)	$ (.03)
	_______________	_____________

The accompanying notes are an integral part of these financial statements.

LIBERTY MINT, LTD

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

	Common Stock		Additional Paid in Capital	Stock Subscription Receivable	Accumulated (Deficit)
	Shares	Amount
BALANCE, December 31, 1999	26,095,484	$ 26,095	$ 5,417,682	$ (249,208)	$ (5,943,494)
Rounding shares issued in connection with 6 for 1 forward split	52	-	-	-	-
February through March 2000, options exercised at $.067 per share, for cash	1,236,000	1,236	81,164	-	-
February through April 2000, options exercised at $.067 per share, for cancellation of debt	2,261,724	2,262	148,519	-	-
March 2000, options exercised at $.067 per share, for services	90,000	90	5,910	-	-
July 2000, stock issued at $.1667 per share, for cash	600,000	600	99,400	-	-
September 2000, stock issued at $.25 per share, for services	280,000	280	69,720	-	-
Collections on stock subscription receivable	-	-	-	125,000	-
Net loss for the year ended December 31, 2000	-	-	-	-	(808,643)
	____________	____________	____________	____________	____________
BALANCE, December 31, 2000	30,563,260	30,563	5,822,395	(124,208)	(6,752,137)
February 2001, stock issued for debt relief at $.08 per share	257,223	257	20,321	-	-
February 2001, stock issued to employees for services valued at $600, or $.02 per share	30,000	30	570	-	-
March 2001, stock issued for cash at $.039 per share	7,666,667	7,667	292,333	-	-
April 2001, stock issued for services at $.02 per share	2,200,000	2,200	41,800	-	-
July 2001, stock issued for services at $.03 per share	2,000,000	2,000	58,000	-	-

[Continued]

LIBERTY MINT, LTD

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000

(Continued)

	Common Stock		Additional Paid in Capital	Stock Subscription Receivable	Accumulated (Deficit)
	Shares	Amount
August 2001, stock issued for debt relief at $.04 per share	96,730	97	3,772	-	-
Fair value of options to purchase 2,000,000 shares of common stock at $.055 per share	-	-	99,992	-	-
Cancellation of stock subscription receivable	-	-	(124,208)	124,208	-
Net loss for the year ended December 31, 2001	-	-	-	-	(379,313)
	____________	____________	____________	____________	____________
BALANCE, December 31, 2001	42,813,880	$ 42,814	$ 6,214,975	$ -	$ (7,131,450)
	____________	____________	____________	____________	____________

The accompanying notes are an integral part of this financial statement.

LIBERTY MINT, LTD

STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2001	2000
Cash Flows Provided by Operating Activities:
Net Loss	$ (379,313)	$ (808,643)
	____________	____________
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	23,794	19,188
Non-cash expenses	204,592	76,000
Loss on sale of equipment	-	17,592
Net gain from disposition of subsidiaries	(576,433)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	72,940	178,124
(Increase) decrease in inventory	(425,690)	648,923
Decrease in prepaid expenses	193,296	11,560
(Increase) decrease in other assets	(2,493)	3,000
Increase in accounts payable	22,006	89,078
Increase in accounts payable - related party	18,101	5,399
(Decrease) in factoring advances	(67,339)	(30,846)
Increase (decrease) in accrued liabilities	188,073	293,269
(Decrease) in customer deposits	(93,501)	(660,698)
Increase (decrease) in liabilities of discontinued operations	(12,382)	(100,800)
	____________	____________
Net Cash (Used) by Operating Activities	(834,349)	(258,854)
	____________	____________
Cash Flows Provided by Investing Activities:
Purchases of property and equipment	(23,644)	(192,478)
Proceeds from sale of equipment	27,333	16,811
	____________	____________
Net Cash (Used) by Investing Activities	3,689	(175,667)
	____________	____________
Cash Flows Provided by Financing Activities:
Proceeds from notes payable - related party	14,296	156,586
Payments on notes payable - related party	-	(80,000)
Advances on line of credit	513,620	-
Proceeds from common stock issuances	300,000	307,400
	____________	____________
Net Cash Provided by Financing Activities	827,916	383,986
	____________	____________
Increase (Decrease) in Cash and Cash Equivalents	(2,744)	(50,535)
Cash and Cash Equivalents at Beginning of Period	3,323	53,858
	____________	____________
Cash and Cash Equivalents at End of Period	$ 579	$ 3,323
	____________	____________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

[Continued]

LIBERTY MINT, LTD

STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

[Continued]

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the year ended December 31, 2001:

The Company issued 257,223 shares of common stock for debt relief of $20,578, or $.08 per share

The Company issued 30,000 shares of common stock to employees for bonuses valued at $600, or $.02 per share.

The Company issued 2,200,000 shares of common stock for consultting services valued at $44,000, or $.02 per share.

The Company issued 2,000,000 shares of common stock for consulting services valued at $60,000, or $.02 per share.

The Company issued 96,730 shares of common stock for debt relief of $23,869 or $.04 per share

The Company cancelled stock subscriptions in the amount of $124,208.

The Company issued options to purchase 2,000,000 shares of common stock st $.055 per share. The fair value of $99,991 was expensed and offset against additional paid in capital.

The Company sold its subsidiary, The Great Western Mint, Inc. to an officer of The Great Western Mint, Inc. for $5.000, resulting in a gain of $254,500.

The Company sold its subsidiary, SCCS, Inc. to an entity controlled by an officer of LTD for the $25, resulting in a gain of $169,778.

For the year ended December 31, 2000:

The Company issued 370,000 shares of common stock for services valued at $76,000.

The Company issued 2,261,724 shares of common stock for debt valued at $150,781.

The accompanying notes are an integral part of these financial statements.

LIBERTY MINT, LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation - The financial statements include the accounts of: Liberty Mint, Ltd. ("Parent") (a Nevada Corporation incorporated as of October 8, 1999 to change the state of domicile from Colorado). The Company was formerly known as Hana Acquisitions, Inc., a Colorado Corporation incorporated on March 13, 1990. The Company is engaged in marketing and sales of sculptures and custom minting.

The Company had been creating propriety minted collectibles through its wholly owned subsidiary The Great Western Mint, Inc. ("GWM"), a Utah Corporation organized on September 20, 1999. The Company was also engaged in licensing and marketing of entertainment related collectibles through its wholly owned subsidiary SCCS, Inc. (formerly Liberty Mint Marketing, Inc.) ("LMM"), a Utah corporation organized on July 2, 1998. On December 31, 2001, the Company sold its subsidiary GWM to an officer of GWM for $5,000 cash from the officer. Also on December 31, 2001, the Company sold its subsidiary LMM to an entity controlled by an officer of LTD for the $25. [See Note 2]

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Inventory - Inventory at December 31, 2001, consists of a custom 1,000-Troy-oz, 24k-gold "Mickey Mouse" sculpture. [See Note 5]

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

Depreciation - Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets over five years.

Revenue Recognition - Revenue is recognized when the product is shipped.

Advertising Expense - Advertising costs are expensed as incurred. Advertising expense amounted to $72,428 and $35,880, for the year ended December 31, 2001 and 2000, respectively.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes (See Note 10).

Loss Per Share - The Company calculates loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which requires the Company to present basic earnings (loss) per share and dilutive earnings per share when the effect is dilutive. The computation of loss per share is based on the weighted average number of shares outstanding during the period presented. (See Note 9).

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

LIBERTY MINT, LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

Liberty Mint, Inc. - During September 1999 the Company sold all of its shares in Liberty Mint, Inc. a 90% owned subsidiary for $25. The Company has recorded net liabilities of discontinued operations of $349,000 at December 31, 2001 for subsidiary liabilities the Company estimates it may be responsible to pay.

SCCS, Inc. (formerly Liberty Mint Marketing, Inc.) - On July 2, 1998, the Company organized a wholly owned subsidiary Liberty Mint Marketing, Inc. in the state of Utah. The Company engaged in licensing and marketing of entertainment related collectibles. In 2001, LMM changed its name to SCCS, Inc. On December 31, 2001, the Company entered into an agreement to sell of its subsidiary, SCCS, Inc., to an entity controlled by an officer of LTD for $25. At December 31, 2001, all revenues and expenses associated with this business have been netted and reclassified as discontinued operations on the statement of operations for all periods presented. Revenue for the year ended December 31, 2001 and 2000 related to these operations was $69,450 and $182,638, respectively.

The Great Western Mint, Inc. - On September 20, 1999, the Company organized a wholly owned subsidiary The Great Western Mint, Inc. in the state of Utah. The Company engaged in the Company had been creating custom propriety minted collectibles through its wholly owned subsidiary GWM. On December 31, 2001, the Company sold its subsidiary, GWM, to an officer of GWM for $5,000 cash. In connection with the sale the Company agreed to pay up to $175,000, 50% of the net profits received from the sale of the Mickey sculpture. All revenues and expenses associated with this business have been netted and reclassified as discontinued operations on the statement of operations for all periods presented. Revenue for the years ended December 31, 2001 and 2000 related to these operations was $715,524 and $2,003,991, respectively.

LIBERTY MINT, LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

Proforma statement of operations - The following is a condensed proforma statement of operations that reflects what the presentation would have been for the periods ended December 31, 2001 and 2000, if the Company had not discontinued the operations of SCCS, Inc. & GWM:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2001	2000
Net revenues	$ 819,974	$ 2,190,824
Cost of Good Sold	(558,339)	(1,690,756)
Other operating expenses	(1,108,992)	(1,216,940)
Other income (expenses)	(108,389)	(91,771)
	___________	___________
Net loss	$ (955,746)	$ (808,643)
	___________	___________
Basic loss per share	$ (.02)	$ (.03)
	___________	___________

NOTE 3 - GOING CONCERN

The Company has incurred significant losses in recent years, has current liabilities in excess of current assets at December 31, 2001, has recently sold of two of its operating subsidiaries, and has a stockholders' deficit. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plans in regards to these matters are as follows:

Management is proposing to raise necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. Management believes that it can improve operations, refinance debt, convert debt to equity, and reduce expenses. Management believes that a combination of these efforts will be necessary to continue as a going concern. Should the Company not be successful in these business plans it would pursue possible merger opportunities.

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

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of December 31, 2001:

Computer equipment	$ 750
Less: accumulated depreciation	(181)
___________
$ 569
____________

Depreciation and amortization expense for the years ended December 31, 2001 and 2000, amounted to $23,794 and $19,188, respectively.

LIBERTY MINT, LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INVENTORY

At December 31, 2001, inventory consisted of an 1,000-Troy-oz, 24k-gold Mickey Mouse sculpture. The Company is planning on auctioning the sculpture in the summer of 2002. The carrying cost of the sculpture at December 31, 2001 was $487,145.

The Company has the following agreement related to sale of the celebration Mickey Mouse Sculpture:

Subsequent to the year ended December 31, 2002 the Company has put the sculpture up for auction with action house and agreed to pay a commission to the seller of 15% of the gross proceeds of the sale, with a minimum sales price of $823,000. If the sales proceed do not meet the minimum bid of $823,000 the Company has agreed to reimburse the auction house $35,000 for advertising and promotional expenses.

The Company entered into an agreement with Disney Resorts, Inc. to commission the sculpture and has agreed to accept 15% of the gross proceeds over $650,000 from the sale of sculpture.

The Company has agreed to pay a 10% fee of the net profits from the sale of the sculpture to a an entity controlled by a director and shareholder who put up a $700,000 letter of credit to obtain the line of credit to finance production cost.

The Company has agreed to pay a 3% commission of the net profits received by the Company, to an employee of the former subsidiary GWM.

The Company has agreed in the sale of the former subsidiary GWM, to pay 50% of the net profits received from the sale of the sculpture up to $175,000.

NOTE 6 - ACCRUED LIABILITIES

The following is a summary of accrued liabilities as of December 31, 2001:

Accrued consulting	$ 4,510
Accrued interest	128,170
Contingency on stock guarantee	99,500
______________
$ 232,180
_______________

NOTE 7 - LINE OF CREDIT

In December 2001, the Company secured a line of credit for $700,000 secured by a $700,000 letter of credit put up by an entity controlled by a director and shareholder of the Company [See Note 5]. The terms of the line of credit are 1% over prime, for an initial interest rate of 5.75%, due February 28, 2002. At December 31, 2001, the Company owed $513,620 on the line of credit. Subsequent to December 31, 2001, the Company extended the terms of the line of credit to July 30, 2002 and had the line of credit maximum decreased to $593,961.

LIBERTY MINT, LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE NOTES PAYABLE - RELATED PAYABLE

During 1997 the Company issued a $200,000 12% convertible note payable to a shareholder of the Company. The interest on the note is payable quarterly. The note matured on November 18, 2000. The note with any related accrued interest is convertible into common stock of the Company at the option of the holder at 60% of the fair market value of the Company common stock on the date of conversion. The intrinsic value of the beneficial conversion feature on the date of issuance was $133,333, which was charged to interest expense and credited to additional paid in capital. The note is in default and no interest or principle payments have made against the note. At December 31, 2001, the note and accrued interest were convertible into approximately, 33,914,792 shares of the Company's common stock.

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the years ended December 31, 2001 and 2000:

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2001	2000
Net (loss) available to common shareholders (Numerator)	$ (379,313)	$ (808,643)
	__________	__________
Weighted average number of common shares outstanding used in basic earnings per share (Denominator)	39,454,621	29,361,000
	__________	__________
Weighted number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share (Denominator)	N/A	N/A
	___________	___________

The Company had at December 31, 2001, options outstanding to purchase 4,000,333 shares of common stock at prices ranging from $.055 to $12.00 per share, and warrants to purchase 2,956,667 shares of common stock at prices ranging from $1.20 to $15.00 per share, and a note payable that could be converted into 33,914,792 (See Note 8) shares that were not included in the computation of diluted loss per share because their effect was anti-dilutive (The Company had a net loss and or the exercise price of the options was greater than the average market price of the common shares).

The Company had at December 31, 2000, options outstanding to purchase 3,303,565 shares of common stock at prices ranging from $.067 to $12.00 per share.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 Accounting for Income taxes. SFAS 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31, 2001, the total of all deferred tax assets was approximately $2,047,000 and the total of the deferred tax liabilities was approximately $100. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $2,047,000 as of December 31, 2001, which has been offset against the net deferred tax assets. The net change in the valuation allowance during the year ended December 31, 2001 amounted to approximately $245,000.

LIBERTY MINT, LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (Continued)

The components of income tax expense from continuing operations for the year ended December 31, 2001 and 2000 consist of the following:

	2001	2000
Current income tax expense
Federal	$ -	$ -
State	-	-
	___________	___________
Net tax expense	-	-
	___________	___________
Deferred tax expense (benefit) arising from:
Excess of tax over financial accounting depreciation	$ (2,029)	$ 1,656
Reserve for doubtful accounts	4,217	(719)
Accrued Compensation	2,588	6,749
Allowance for trade credits	48,082	(58,440)
Allowance for inventory valuation	1,196	(1,196)
Accrued expenses	3,130	(1,383)
Accrued stock guarantee	(2,035)	(19,055)
Contingent liability of former operations	82,653	30,787
Contribution carryover	185	-
Capital loss carryover	(184,777)	-
Net operating loss carryforward	(198,324)	(248,556)
Valuation allowance	245,114	290,157
	___________	___________
Net deferred tax expense	$ -	$ -
	___________	___________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

A reconciliation of income from operations income tax expense at the federal statutory rate to income tax expense at the Company's effective rate is as follows:

	2001	2000
Computed tax at the expected statutory rate	$ (166,587)	$ (274,939)
State and local income taxes, net of federal benefit	(14,699)	(24,259)
Non-deductible expenses	242	9,041
Compensation expense	-	-
Sale of subsidiary	-	-
Valuation Allowance	181,044	290,157
Other items	-	-
	___________	___________
Income tax expense	$ -	$ -
	___________	___________

As of December 31, 2001 the Company has net tax operating loss (NOL) carryforwards available to offset its future income tax liability of approximately $2,523,000, respectively that expire in various years through 2021. As of December 31, 2001, the Company has capital loss carryforwards to offset its future capital gains income of approximately of $2,533,000 that expire in various years through 2006.

LIBERTY MINT, LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

The temporary differences and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 2001:

2001
Excess of tax over financial accounting depreciation	$ (77)
Allowance for trade credits	10,358
Accrued stock guarantee	36,815
Contingent liability of former operations	129,130
Capital loss carryover	937,265
Net operating loss carryforward	933,689

NOTE 10 - CAPITAL STOCK

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock, no par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At December 31, 2001, no shares of preferred stock were issued and outstanding.

Common Stock - The Company is authorized to issued 50,000,000 shares of common stock, $.001 par value. At December 31, 2001, 42,813,880 share were issued and outstanding.

Stock splits - During the year ended December 31, 2000, the Company effected a 6 for 1 forward stock split. In May 1999, the Company effected a 1 to 6 reverse stock split. The accompanying financial statements have been restated to reflect these stock splits.

Stock Subscription Receivable - During April 1999, the Company issued 12,000,000 shares of its common stock for total proceeds of $800,000 (or $.067 per share). The issuance of these shares resulted in 34% ownership of the Company. As of December 31, 2001, $675,792 of the total amount was collected. The balance of $124,208 was deemed to be uncollectible in 2001 and written off against additional paid in capital.

Warrants - At December 31, 2001, the Company had warrants outstanding to purchase a total of 2,956,667 shares of the Company's common stock at prices ranging from $1.20 to $15.00 per share. The warrants expire June 26, 2002. During the years ended December 31, 2001 and 2000, 0 and 0 warrants have been exercised for total proceeds of $0 and $0.

Stock Options - During September 2001, the Company issued options to purchase 2,000,000 shares of common stock at $.055 to consultants. The options vest immediately and have a three year life. The fair value of $99,992 was expensed as consulting expensed and offset against additional paid in capital.

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

LIBERTY MINT, LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK [Continued]

Stock Issuances - In August 2001, the Company issued 96,730 share of common stock $3,869 in debt relief, or $.04 per share.

In July 2001, the Company issued 2,000,000 shares of common stock for consulting services valued at $60,000, or $.03 per share.

In April 2001, the Company issued 2,200,000 shares of common stock for consulting services valued at $44,000, or $.02 per share.

In March 2001, the Company issued 7,666,667 shares of common stock for $300,000 cash or $.039 per share.

In February 2001, the Company issued 30,000 shares of common stock to employees as $600 in bonuses, or $.02 per share.

In February 2001, the Company issued 257,223 shares of common stock for $20,578 in debt relief, or $.08 per share.

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

LIBERTY MINT, LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS (Continued)

Had compensation cost for the Company's stock option been determined based on the fair value at the grant date for awards in 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		2001	2000
Net loss	As reported	$ (379,313)	$ (808,643)
	Proforma	$ (379,313)	$ (808,643)
Net loss per share	As reported	$ (.02)	$ (.03)
	Proforma	$ (.02)	$ (.03)

A summary of the status of the options granted to employees, directors and other entities at December 31, 2001 and 2000, and changes during the years then ended is presented below:

	December 31, 2001		December 31, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,015,333	$ 2.87	2,598,287	$ 2.32
Granted	2,000,000.055		-	-
Exercised	-	-	(582,954)	.40
Forfeited	-	-	-	-
Expired	(15,000)	5.87	-	-
	___________	___________	___________	___________
Outstanding at end of Period	4,000,333	$ 1.45	2,015,333	$ 2.87
	___________	___________	___________	___________
Weighted average fair value of options granted during the year	2,000,000	$ .05	-	$ -
	___________	___________	___________	___________

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the period ended December 31, 2001: risk-free interest rates of 3.32% expected dividend yields of zero, expected life of 3 years, and expected volatility 453%.

LIBERTY MINT, LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS [Continued]

A summary of the status of the options outstanding under the Company's various agreements at December 31, 2001 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ .055	2,000,000	2.75 years	$ 0.055	2,000,000	$ .055
.40	1,134,296	.25 years	.40	1,134,296.40
6.00	859,167	.86 years	6.00	859,167	6.00
12.00	6,870	6.00 years	12.00	6,870	12.00

NOTE 12 - RELATED PARTY TRANSACTIONS

Notes Payable to stockholders - During December 1997, a shareholder of the Company loaned the Company $200,000 at 12% interest compounding yearly. The note is in default. At December 31, 2001 and 2000, accrued interest amounted to $125,582 and $89,276. (See Note 7)

Letter of Credit - During 2001, an entity controlled by a director and shareholder of the Company put up a $700,000 letter of credit to finance the production cost of the Mickey Sculpture.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Stock guarantee - During December 1998, the Company issued 60,000 shares of its common stock for advertising services performed valued at $60,000. The Company guaranteed the advertising company that one year from the date of issue they would be able to sell their 60,000 shares of common stock for a minimum price of $1.00 per share (or for a total of $60,000). During September 1999 and 2000 the Company issued an additional 40,000 and 100,000 shares of common stock at $.067 and $.25 per share, respectively under the same agreement. The Company further agreed to issue a sufficient amount of shares to the advertising Company in order to sell and receive total proceeds of $100,000 if the trading price is less than $1.00 per share. As of December 31, 2001 the Company has recorded a $99,500 accrued expense as the market price of the Company's common stock was less than the guaranteed amount.

Sale of The Great Western Mint, Inc. subsidiary - During December 2001 the Company sold all of it's shares in The Great Western Mint, Inc. an 100% owned subsidiary for $5,000 (See Note 2). Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the parent-subsidiary relationship which previously existed between the Company and its former subsidiary. The Company is not currently named in nor is it aware of any such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and believes that no material negative impact on the financial position of the Company would occur. Management further believes that with the passage of time, the likelihood of any such claims being raised will become more remote.

LIBERTY MINT, LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES [Continued]

Sale of SCCS, Inc. (formerly Liberty Mint Marketing, Inc.) subsidiary - During December 2001 the Company sold 100% of it's shares in SCCS, Inc. (formerly Liberty Mint Marketing, Inc.), a 100% owned subsidiary, for $25 (See Note 2). Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the parent-subsidiary relationship which previously existed between the Company and its former subsidiary. The Company is not currently named in nor is it aware of any such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and believes that no material negative impact on the financial position of the Company would occur. Management further believes that with the passage of time, the likelihood of any such claims being raised will become more remote.

Sale of Liberty Mint, Inc. subsidiary - During September 1999 the Company sold all of its shares in Liberty Mint, Inc. a 90% owned subsidiary for $25. At December 31, 2001, the Company has recorded net liabilities of discontinued operations of $349,000 for potential liabilities from the former subsidiary, which the Company estimates it may be responsible to pay. Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the parent-subsidiary relationship which previously existed between the Company and its former subsidiary. The Company was named in one suit prior to the disposition of the Liberty Mint, Inc. (see below) but is not currently named in nor is it aware of any other such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and believes that no material negative impact on the financial position of the Company would occur. Management further believes that with the passage of time, the likelihood of any such claims being raised will become more remote. No amount has been reflected or accrued in these financial statements for any contingent liability other than $349,000 which the Company still has accrued for estimated potential liabilities at December 31, 2001 for which it believes a possible payment may be required.

Litigation - On May 3, 1999, the Company was named in a lawsuit alleging various causes of action related to liabilities of the Liberty Mint, Inc. During January 2001, the Company settled the suit for a total of $33,000 to be paid in six monthly payments of $1,000, six payments of $2000 and five payments of $3,000. In addition, the settlement calls for the return of certain coin dies and ingot dies and the issuance of 5,000 shares of the Company class A common stock. These amounts have been accrued as part of the estimated liabilities of discontinued operations. The Company is currently in default of making the required payments.

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

LIBERTY MINT, LTD

NOTES TO FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company has been named in another complaint filed in Clark County, Nevada, alleging that the Company has not made required payments on certain silver leases. The Company maintains that it was not a party to the leases and denies any responsibility related to the leases. The complaint asks for damages and awards in excess of $160,000. During 2001, the Company was dismissed from this lawsuit.

Management intends to vigorously defend itself in the above actions and any others that may arise and believes that it has adequately estimated and accrued liabilities of discontinued operations to cover these items.

NOTE 14 - CREDIT RISK AND CONCENTRATIONS

For the year ended December 31, 2001, one customer accounted for approximately 100% of revenue. Management believes there were no indications that this relationship would be negatively affected in the near future.

The Company has no policy of requiring collateral on any of its receivables; hence, if economic conditions or other unforeseen events were to negatively impact the economy, the risk of loss associated with the Company's receivables could exceed the current allowance for doubtful accounts.

NOTE 15 - SUBSEQUENT EVENTS

In December 2001, the Company secured a line of credit for $700,000 secured by the Company's inventory. The terms of the line of credit are 1% over prime for an initial interest rate of 5.75%, due February 28, 2002. At December 31, 2001, the Company owed $513,620 on the line of credit. Subsequent to December 31, 2001, the Company extended the terms of the line of credit to July 30, 2002 and had the line of credit maximum decreased to $593,961.

Subsequent to December 31, 2001, the Company received debt forgiveness of contingent debt, which resulted in an extraordinary gain of $281,000. The management of the Company negotiated the forgiveness without consideration by the Company.

Subsequent to December 31, 2001, the Company received debt forgiveness of a note payable and accrued interest, which resulted in an extraordinary gain of $328,170. The management of the Company negotiated the forgiveness without consideration by the Company.

Subsequent to December 31, 2001, the Company borrowed $100,000 from a shareholder of the Company, the loan is payable on demand with an additional $100,000 in interest.

Subsequent to December 31, 2001, the Company borrowed $20,000 from an individual related to an officer and director of the Company. The loan is payable on demand with an additional $20,000 in interest. During May 2002, the Company paid $10,000 against the loan.

Subsequent to December 31, 2001, a shareholder of the Company advanced the $25,000 to the Company.

The Company has put the sculpture up for auction with an action house and agreed to pay a commission to the seller of 15% of the gross proceeds of the sale, with a Minimum sales price of $823,000. If the sales proceed do not meet the minimum bid of $823,000 the Company has agreed to reimburse the auction house $35,000 for advertising and promotional expenses.