Form 10QSB
period 2002-03-31
LIBERTY MINT LTD
filed 2002-07-10
CIK 1042420

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 0-27409

LIBERTY MINT, LTD.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1409219 (IRS Employer Identification No.)

4778 North 300 West, Suite 201, Provo, UT 84604

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 42,813,880 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

LIBERTY MINT, LTD.

PART II	Other Information
	Item 1. Legal Proceedings	21
	Item 2. Changes in Securities
	Item 6. Exhibits and Reports on Form 8-K	22
Signatures	23

(Inapplicable items have been omitted)

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

LIBERTY MINT, LTD.

CONDENSED BALANCE SHEETS

[Unaudited]
ASSETS	March 31,	December 31,
	2002	2001
CURRENT ASSETS:
Cash and cash equivalents	$ 2,008	$ 579
Receivable - related party	18,500	23,500
Inventory	487,145	487,145
	____________	___________
Total Current Assets	507,653	511,224
	____________	___________
PROPERTY AND EQUIPMENT, net	2,957	569
	____________	___________
OTHER ASSETS	3,500	3,100
	____________	___________
	$ 514,110	$ 514,893
	____________	___________

[Continued]

LIBERTY MINT, LTD.

CONDENSED BALANCE SHEETS

[Unaudited]

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	March 31,	December 31,
	2002	2001
CURRENT LIABILITIES:
Accounts payable	$ 64,335	$ 75,054
Accounts payable - related party	18,500	18,500
Line of credit	583,577	513,620
Accrued liabilities	248,465	232,380
Liabilities of discontinued operations	349,000	349,000
Convertible note payable - related party	200,000	200,000
	____________	___________
Total Current Liabilities	1,463,877	1,388,554
COMMITMENTS AND CONTINGENCIES
[See Note 13]	-	-
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 42,813,880 shares issued and outstanding	42,814	42,814
Additional paid in capital	6,214,975	6,214,975
Retained (deficit)	(7,207,556)	(7,131,450)
	____________	___________
Total Stockholders' Equity (Deficit)	(949,767)	(873,661)
	____________	___________
	$ 514,110	$ 514,893
	____________	___________

Note: The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIBERTY MINT, LTD.

CONDENSED STATEMENTS OF OPERATIONS

[Unaudited]

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2002	2001
SALES, net of returns and discounts	$ 35,784	$ -
COST OF GOODS SOLD	34,580	-
	_____________	____________
GROSS PROFIT	1,204	-
	_____________	____________
OPERATING EXPENSES:
General and administrative	65,812	25,930
	_____________	____________
LOSS FROM OPERATIONS	(64,608)	(25,930)
	_____________	____________
OTHER INCOME (EXPENSE):
Interest expense	(11,498)	(8,917)
	_____________	____________
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(76,106)	(34,847)
CURRENT TAX EXPENSE	-	-
DEFERRED TAX EXPENSE	-	-
	_____________	____________
NET LOSS FROM CONTINUING OPERATIONS	(76,106)	(34,847)
DISCONTINUED OPERATIONS:
Loss from discontinued operations of the Great Western Mint and Liberty Mint, Marketing ( net $0 in income taxes)	-	(55,311)
	_____________	_____________
NET LOSS	$ (76,106)	$ (90,158)
	_____________	_____________
BASIC (LOSS) PER COMMON SHARE:
(Loss) from continuing operations	$ (.00)	$ (.00)
(Loss) from discontinued operations	-	(.00)
	_____________	_____________
BASIC (LOSS) PER COMMON SHARE	$ (.00)	$ (.00)
	_____________	_____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIBERTY MINT, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

[Unaudited]

Increase (Decrease) in Cash and Cash Equivalents

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2002	2001
Cash Flows Provided by Operating Activities:
Net loss	$ (76,106)	$ (90,158)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	43	6,252
Non-cash expenses, including stock issued for services & interest expense	-	5,600
Changes in assets and liabilities:
(Increase) in accounts receivable	-	(41,977)
Decrease in receivable - related party	5,000	-
(Decrease in inventory	-	13,219
(Increase) in prepaid expenses	-	(32,415)
(Increase) decrease in other assets	-	(3,793)
Increase in accounts payable	(10,718)	11,745
(Decrease) in factoring advances	-	(20,080)
Increase in accrued expenses	16,084	54,491
Increase in customer deposits	-	11,596
(Decrease) in liabilities of discontinued operations	-	(2,950)
	___________	__________
Net Cash (Used) by Operating Activities	(65,697)	(88,470)
	___________	__________
Cash Flows Provided by Investing Activities:
Purchases of property and equipment	(2,431)	(3,424)
	___________	__________
Net Cash (Used) by Investing Activities	(2,431)	(3,424)
	___________	__________
Cash Flows Provided by Financing Activities:
Proceeds from issuance of common stock	-	135,000
Proceeds from line of credit	69,587	-
	___________	__________
Net Cash Provided by Financing Activities	69,587	135,000
	___________	__________
Net Increase (Decrease) in Cash and Cash Equivalents	1,429	43,106
Cash and Cash Equivalents at Beginning of Period	579	3,323
	___________	__________
Cash and Cash Equivalents at End of Period	$ 2,008	$ 46,429
	___________	__________

[Continued]

LIBERTY MINT, LTD.

CONDENSED STATEMENTS OF CASH FLOWS

[Unaudited]

Increase (Decrease) in Cash and Cash Equivalents

[Continued]

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2002	2001
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 7,557	$ 5,711
Income taxes	$ -	$ -

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the three months ended March 31, 2002:

None

For the three months ended March 31, 2001:

The Company issued 257,223 shares of common stock to settle liabilities of discontinued operations of $20,578 (or $.08 per share).

The Company issued 30,000 shares of common stock for services rendered valued at $600 (or $.02 per share).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIBERTY MINT, LTD.

NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation - The financial statements are that of Liberty Mint, Ltd. ("Parent") (a Nevada Corporation incorporated as of October 8, 1999 to change the state of domicile from Colorado). The Company was formerly known as Hana Acquisitions, Inc., a Colorado Corporation incorporated on March 13, 1990. The Company is engaged in marketing and sales of sculptures and custom minting.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

Inventory - The Company carries inventory at lower of cost or market. Inventory at March 31, 2002, consists of a custom 1,501-Troy-oz, 24k-gold "Mickey Mouse" sculpture. [See Note 5]

Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in operations.

Depreciation - Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets over five years.

Revenue Recognition - Revenue is recognized when the product is shipped.

Advertising Expense - Advertising costs are expensed as incurred. Advertising expense amounted to $0 and $9,236, for the three months ended March 31, 2002 and 2001, respectively.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 10]

LIBERTY MINT, LTD.

NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Loss Per Share - The Company calculates loss per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," which requires the Company to present basic earnings (loss) per share and dilutive earnings per share when the effect is dilutive. The computation of loss per share is based on the weighted average number of shares outstanding during the period presented. [See Note 9].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

Liberty Mint, Inc. - During September 1999, the Company sold all of its shares in Liberty Mint, Inc. a 90% owned subsidiary for $25. The Company has recorded net liabilities of discontinued operations of $349,000 at March 31, 2002 for subsidiary liabilities the Company estimates it may be responsible to pay. Subsequent to March 31, 2002, the Company received debt forgiveness of $281,000. [See Note15]

SCCS, Inc. (formerly Liberty Mint Marketing, Inc.) - On July 2, 1998, the Company organized a wholly owned subsidiary Liberty Mint Marketing, Inc. in the state of Utah. The Company engaged in licensing and marketing of entertainment related collectibles. In 2001, LMM changed its name to SCCS, Inc. On December 31, 2001, the Company entered into an agreement to sell its subsidiary, SCCS, Inc., to an entity controlled by an officer of the Company for $25. At December 31, 2001, all revenues and expenses associated with this business have been netted and reclassified as discontinued operations on the statement of operations for all periods presented. Revenue for the three months ended March 31, 2001 related to these operations was $17,545.

LIBERTY MINT, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

The Great Western Mint, Inc. - On September 20, 1999, the Company organized a wholly owned subsidiarym The Great Western Mint, Inc. ("GWM") in the state of Utah. The Company engaged in the Company had been creating custom propriety minted collectibles through its wholly owned subsidiary. On December 31, 2001, the Company sold GWM to an officer of GWM for $5,000 cash. In connection with the sale the Company agreed to pay 50% of the net profits received from the sale of the Mickey sculpture upto $175,000. All revenues and expenses associated with this business have been netted and reclassified as discontinued operations on the statement of operations for all periods presented. Revenue for the three months ended March 31, 2001 related to these operations was $275,532.

Proforma statement of operations - The following is a condensed proforma statement of operations that reflects what the presentation would have been for the three months ended March 31, 2001, if the Company had not discontinued the operations of SCCS, Inc. & GWM for the three months ended March 31, 2001:

2001
Net revenues	$ 293,077
Cost of Good Sold	(145,102)
Other operating expenses	(214,803)
Other income (expenses)	(23,330)
___________
Net loss	$ (90,158)
___________
Basic loss per share	$ (.00)
___________

NOTE 3 - GOING CONCERN

The Company has incurred significant losses in recent years, has current liabilities in excess of current assets, has recently sold of two of its operating subsidiaries, has not yet been successful in establishing profitable operations, and has a stockholders' deficit. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

LIBERTY MINT, LTD.

NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of March 31, 2002:

Computer equipment	$ 3,181
Less: accumulated depreciation	(224)
___________
$ 2,957
____________

Depreciation and amortization expense for the three months ended March 31, 2002 and 2001, amounted to $43 and $6,252 respectively.

NOTE 5 - INVENTORY

At March 31, 2002, inventory consisted of a 1,501-Troy-oz, 24k-gold Mickey Mouse sculpture. The Company is planning on auctioning the sculpture in the summer of 2002. The carrying cost of the sculpture was $487,145.

The Company has the following agreement related to sale of the celebration Mickey Mouse Sculpture:

Subsequent to March 31, 2002 the Company has put the sculpture up for auction with an auction house and agreed to pay a commission to the seller of 15% of the gross proceeds of the sale, with a minimum sales price of $823,000. If the sales proceed do not meet the minimum bid of $823,000 the Company has agreed to reimburse the auction house $35,000 for advertising and promotional expenses.

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

The Company has agreed in the sale of the former subsidiary GWM, to pay 50% of the net profits received from the sale of the sculpture up to $175,000.

NOTE 6 - ACCRUED LIABILITIES

The following is a summary of accrued liabilities as of March 31, 2002:

Accrued consulting - related party	$ 1,710
Accrued interest - related party	131,582
Accrued interest	4,229
Contingency on stock guarantee	96,000
Other accrued exspenses	14,944
______________
$ 248,465
_______________

LIBERTY MINT, LTD.

NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LINE OF CREDIT

In December 2001, the Company secured a line of credit for $700,000 secured by a $700,000 letter of credit put up by an entity controlled by a director and shareholder of the Company [See Note 5]. The terms of the line of credit are 1% over prime, for an initial interest rate of 5.75%, due February 28, 2002. At March 31, 2002, the Company owed $513,620 on the line of credit. During the three months ended March 31, 2002, the Company extended the terms of the line of credit to July 30, 2002 and had the line of credit maximum decreased to $593,961.

NOTE 8 - CONVERTIBLE NOTE PAYABLE - RELATED PAYABLE

During 1997 the Company issued a $200,000 12% convertible note payable to a shareholder of the Company. The interest on the note is payable quarterly. The note matured on November 18, 2000. The note with any related accrued interest is convertible into common stock of the Company at the option of the holder at 60% of the fair market value of the Company common stock on the date of conversion. The intrinsic value of the beneficial conversion feature on the date of issuance was $133,333, which was charged to interest expense and credited to additional paid in capital. The note is in default and no interest or principle payments have made against the note. At March 31, 2002, the note and accrued interest were convertible into approximately, 27,631,833 shares of the Company's common stock. Subsequent to March 31, 2002, the Company received debt forgiveness of the loan and accrued interest. [See Note 15]

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three months ended March 31, 2002 and 2001:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2002	2001
Net (loss) available to common shareholders (Numerator)	$ (76,106)	$ (90,158)
	__________	__________
Weighted average number of common shares outstanding used in basic earnings per share (Denominator)	42,813,880	39,454,621
	__________	__________
Weighted number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share (Denominator)	N/A	N/A
	___________	___________

At March 31, 2002, the Company had options outstanding to purchase 4,000,333 shares of common stock at prices ranging from $.055 to $12.00 per share and warrants to purchase 2,956,667 shares of common stock at prices ranging from $1.20 to $15.00 per share, and a note payable that could be converted into 27,631,833 shares that were not included in the computation of diluted loss per share because their effect was anti-dilutive.

At March 31, 2001, the Company had options outstanding to purchase 4,972,000 shares of common stock at prices ranging from $.40 to $12.96 per share, that were not included in the computation of diluted loss per share because their effect was anti-dilutive.

LIBERTY MINT, LTD.

NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 Accounting for Income taxes. SFAS NO. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 2002, the total of all deferred tax assets was approximately $2,070,000 and the total of the deferred tax liabilities was approximately $100. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $2,070,000 as of March 31, 2002, which has been offset against the net deferred tax assets. The net change in the valuation allowance during the three months ended March 31, 2002 amounted to approximately $30,000.

NOTE 10 - CAPITAL STOCK

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock, no par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At March 31, 2002, no shares of preferred stock were issued and outstanding.

Common Stock - The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value. At March 31, 2002, 42,813,880 share were issued and outstanding.

Warrants - At March 31, 2002, the Company had warrants outstanding to purchase a total of 2,956,667 shares of the Company's common stock at prices ranging from $1.20 to $15.00 per share. The warrants expire June 26, 2002. During the three months ended March 31, 2002 and 2001, no warrants were exercised.

Stock Options - During September 2001, the Company issued options to purchase 2,000,000 shares of common stock at $.055 to consultants. The options vest immediately and have a three year life. The fair value of $99,992 was expensed as consulting expensed and offset against additional paid in capital.

Stock Value Guarantee -During December 1998, the Company issued 60,000 shares of common stock for advertising services which services were valued at $60,000 (or $1.00 per share). During 1999, the Company issued an additional 40,000 shares of common stock for advertising services which were valued at $40,000. The Company guaranteed that one year from the date of issue, the value of the 100,000 shares would be at least $100,000. During 2000, the Company issued an additional 100,000 shares of common stock valued at $.25 per share in partial settlement of the price guarantee (See Note13).

Stock Issuances - In March 2001, the Company issued 7,666,667 shares of common stock for $135,000 cash and a $165,000 subscription receivable or $.039 per share.

In February 2001, the Company issued 30,000 shares of common stock to employees as $600 in bonuses, or $.02 per share.

In February 2001, the Company issued 257,223 shares of common stock for $20,578 in debt relief, or $.08 per share.

LIBERTY MINT, LTD.

NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

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

A summary of the status of the options outstanding under the Company's various agreements at March 31, 2002 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ .055	2,000,000	2.50 years	$ 0.055	2,000,000	$ .055
.40	1,134,296	.01 years	.40	1,134,296.40
6.00	859,167	.61 years	6.00	859,167	6.00
12.00	6,870	5.75 years	12.00	6,870	12.00
	__________	__________	__________	__________	__________
	4,000,333			4,000,333

NOTE 12 - RELATED PARTY TRANSACTIONS

Notes Payable to stockholders - During December 1997, a shareholder of the Company loaned the Company $200,000 at 12% interest compounding yearly. The note is in default. At March 31, 2002 and 2001, accrued interest amounted to $131,582 and $95,276, respectively. [See Note 7] Subsequent to March 31, 2002, the Company received debt forgiveness of the note payable and accrued interest. [See Note 15]

Letter of Credit - During 2001, an entity controlled by a director and shareholder of the Company put up a $700,000 letter of credit to finance the production cost of the Mickey Sculpture. [See Note 7]

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Stock guarantee - During December 1998, the Company issued 60,000 shares of its common stock for advertising services performed valued at $60,000. The Company guaranteed the advertising company that one year from the date of issue they would be able to sell their 60,000 shares of common stock for a minimum price of $1.00 per share (or for a total of $60,000). During September 1999 and 2000 the Company issued an additional 40,000 and 100,000 shares of common stock at $.067 and $.25 per share, respectively under the same agreement. The Company further agreed to issue a sufficient amount of shares to the advertising Company in order to sell and receive total proceeds of $100,000 if the trading price is less than $1.00 per share. As of March 31, 2002 the Company has recorded a $96,000 accrued expense as the market price of the Company's common stock was less than the guaranteed amount.

LIBERTY MINT, LTD.

NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES [Continued]

Sale of The Great Western Mint, Inc. Subsidiary - During December 2001, the Company sold all of its shares in The Great Western Mint, Inc. an 100% owned subsidiary for $5,000 [See Note 2]. Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the parent-subsidiary relationship which previously existed between the Company and its former subsidiary. The Company is not currently named in nor is it aware of any such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and believes that no material negative impact on the financial position of the Company would occur. Management further believes that with the passage of time, the likelihood of any such claims being raised will become more remote.

Sale of SCCS, Inc. (formerly Liberty Mint Marketing, Inc.) Subsidiary - During December 2001 the Company sold 100% of its shares in SCCS, Inc. (formerly Liberty Mint Marketing, Inc.), a 100% owned subsidiary, for $25 [See Note 2]. Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the parent-subsidiary relationship which previously existed between the Company and its former subsidiary. The Company is not currently named in nor is it aware of any such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and believes that no material negative impact on the financial position of the Company would occur. Management further believes that with the passage of time, the likelihood of any such claims being raised will become more remote.

Sale of Liberty Mint, Inc. Subsidiary - During September 1999, the Company sold all of its shares in Liberty Mint, Inc., a 90% owned subsidiary, for $25. At March 31, 2002, the Company has recorded net liabilities of discontinued operations of $349,000 for potential liabilities from the former subsidiary, which the Company estimates it may be responsible to pay. Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the parent-subsidiary relationship which previously existed between the Company and its former subsidiary. The Company was named in one suit prior to the disposition of the Liberty Mint, Inc. (see below) but is not currently named in nor is it aware of any other such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and believes that no material negative impact on the financial position of the Company would occur. Management further believes that with the passage of time, the likelihood of any such claims being raised will become more remote. No amount has been reflected or accrued in these financial statements for any contingent liability other than $349,000 which the Company still has accrued for estimated potential liabilities at March 31, 2002 for which it believes a possible payment may be required.

LIBERTY MINT, LTD.

NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES [Continued]

Litigation - On May 3, 1999, the Company was named in a lawsuit alleging various causes of action related to liabilities of Liberty Mint, Inc. During January 2001, the Company settled the suit for a total of $33,000 to be paid in six monthly payments of $1,000, six payments of $2,000 and five payments of $3,000. In addition, the settlement calls for the return of certain coin dies and ingot dies and the issuance of 5,000 shares of the Company's Class A common stock. These amounts have been accrued as part of the estimated liabilities of discontinued operations. The Company is currently in default of making the required payments.

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

NOTE 14 - CREDIT RISK AND CONCENTRATIONS

For the three months ended March 31, 2002, one customer accounted for approximately 100% of revenue. Management believes there were no indications that this relationship would be negatively affected in the near future.

The Company has no policy of requiring collateral on any of its receivables; hence, if economic conditions or other unforeseen events were to negatively impact the economy, the risk of loss associated with the Company's receivables could exceed the current allowance for doubtful accounts.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to March 31, 2002, the Company received debt forgiveness of contingent debt, which resulted in an extraordinary gain of $281,000. The management of the Company negotiated the forgiveness without consideration by the Company.

Subsequent to March 31, 2002, the Company received debt forgiveness of a note payable and accrued interest, which resulted in an extraordinary gain of $328,170. The management of the Company negotiated the forgiveness without consideration by the Company.

Subsequent to March 31, 2002, the Company borrowed $100,000 from a shareholder of the Company, the loan is payable on demand with an additional $100,000 in interest.

Subsequent to March 31, 2002, the Company borrowed $20,000 from an individual related to an officer and director of the Company. The loan is payable on demand with an additional $20,000 in interest. During May 2002, the Company paid $10,000 against the loan.

Subsequent to March 31, 2002, a shareholder of the Company advanced $25,000 to the Company.

LIBERTY MINT, LTD.

NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 15 - SUBSEQUENT EVENTS [Continued]

The Company has put the sculpture up for auction with an auction house and agreed to pay a commission to the seller of 15% of the gross proceeds of the sale, with a Minimum sales price of $823,000. If the sales proceeds do not meet the minimum bid of $823,000 the Company has agreed to reimburse the auction house $35,000 for advertising and promotional expenses.

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

The Company currently has a product-related website under development, www.libertymint.comand intends to pursue aggressive marketing efforts through its website. The Company intends the website to provide a method for informing potential business customers of the diverse applications for custom projects and to market and distribute its products.

Results of Operations

Three Month periods Ended March 31, 2002 and 2001

Gross revenues for the quarter ended March 31, 2002 were $35,784 compared to $-0- for the same period in 2001, an increase of $35,784. Costs of revenues were $34,580 or 96.6% of revenues for the quarter ended on March 31, 2002, compared to $-0- for the first quarter of 2001.

Gross profit was $1,204 for the quarter ended on March 31, 2002 and $-0- for the comparable quarter in 2001. Gross profit as a percentage of revenues was 3% March 31, 2002.

General and administrative expenses were $65,812 for the quarter ended March 31, 2002 and $25,930 for the comparable period in 2002, an increase of $39,882.

The Company had an operating loss of $76,106 during the quarter ended March 31, 2002 compared to an operating loss of $34,847 for the comparable quarter in 2001. Net loss for the period ended March 31, 2002 was $76,106 compared to $90,158 for the same period in 2001. The decrease in net loss for the period ended March 31, 2002 is attributed to discontinuing operations of the Great Western Mint and Liberty Mint Marketing.

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

As of March 31, 2002, the Company had $2,008 cash on hand, had a related party receivable of $18,500 and inventory of $487,145 for total current assets of $507,653. In addition the Company had $2,957 in property and equipment and other assets valued at $3,500 making the total assets $514,110. Current liabilities were $1,463,877.

Subsequent to the date of this report, the Company received debt forgiveness of contingent debt that resulted in an extraordinary gain of $281,000. Management negotiated the forgiveness without consideration by the Company. Management also negotiated the forgiveness of a note payable and accrued interest that resulted in an extraordinary gain of $328,170. This forgiveness was also made without consideration by the Company.

Subsequent to the date of this report, the Company borrowed $100,000 from a shareholder of the Company. The loan is payable on demand with an additional $100,000 in interest. The Company also borrowed $20,000 from an individual related to an officer and director of the Company. The loan is payable on demand with an additional $20,000 in interest. During May 2002, the Company paid $10,000 against the loan.

Subsequent to the date of this report, a shareholder of the Company advanced $25,000 to the Company.

The Company has in inventory an 1,501-Troy oz. 24k-gold Mickey Mouse Sculpture. The Company entered into an agreement with Disney Resorts, Inc. to commission the sculpture and has agreed to accept 15% of the gross proceeds over $650,000 from the sale of the sculpture. The Company has put it's gold Mickey Mouse sculpture up for auction with an auction house and agreed to pay a commission to the seller of 15% of the gross proceeds of the sale with a minimum sales price of $823,000. If the sales proceeds do not meet the minimum bid of $823,000, the Company has agreed to reimburse the auction house $35,000 for advertising and promotional expenses. The Company has agreed to pay a 10% fee of the net profits from the sale of the sculpture to an entity controlled by a director and shareholder who put up a $700,000 letter of credit to obtain the line of credit to finance production cost. The Company has agreed to pay a 3% commission of the net profits received by the Company to an employee of the former subsidiary, Great Western Mint. The Company has agreed in the sale of the former subsidiary, Great Western Mint, to pay 50% of the net profits received from the sale of the sculpture up to $175,000.

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

The Company has incurred significant losses in recent years and as of March 31, 2002, the Company had current liabilities in excess of current assets. Further, the Company has sold two of its operating subsidiaries and has a stockholders' deficit of $949,767. These items raise a substantial concern and doubt about the ability of the Company to continue as a going concern.

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

At March 31, 2002, the Company had warrants and options outstanding to purchase a total of 6,957,000 shares of the Company's common stock at prices ranging from $1.20 to $15.00 per share. The warrants expire June 26, 2002. During the three months ended March 31, 2001 and 2002, 0 warrants have been exercised.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MINT, LTD.

Date: July 10, 2002	/s/ Dan Southwick
Dan Southwick
President, Chief Executive Officer and Director
Date: July 10, 2002	/s/ Eugene Pankrantz
Eugene Pankrantz
Controller