Form 10QSB
period 2002-06-30
LIBERTY MINT LTD
filed 2002-08-22
CIK 1042420

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 42,813,880 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

LIBERTY MINT, LD.

INDEX
PART I.	Financial Information	Page
	Item I. Financial Statements (unaudited)	3
	Unaudited Condensed Balance Sheets - June 30, 2002 and December 31, 2001	4-5
	Unaudited Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2002 and 2001	6-7
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	8-9
	Notes to Unaudited Consolidated Financial Statements	10-20
	Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation	21
PART II	Other Information
	Item 1. Legal Proceedings	24
	Item 2. Changes in Securities	24
	Item 5. Other Information	25
	Item 6. Exhibits and Reports on Form 8-K	25
Signatures	26

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

LIBERTY MINT, LTD.

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS	June 30,	December 31,
	2002	2001

CURRENT ASSETS:
Cash	$ -	$ 579
Accounts receivable	-	23,500
Inventory [See Note 15]	495,145	487,145
	___________	___________
Total Current Assets	495,145	511,224
	___________	___________
PROPERTY AND EQUIPMENT, net	6,415	569
	___________	___________
OTHER ASSETS	3,500	3,100
	___________	___________
	$ 505,060	$ 514,893
	___________	___________

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIBERTY MINT, LTD.

UNAUDITED CONDENSED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' (DEFICIT)	June 30,	December 31,
	2002	2001

CURRENT LIABILITIES:
Bank overdraft	$ 79	$ -
Accounts payable	92,093	75,054
Accounts payable- related party	-	18,500
Line of credit	590,767	513,620
Accrued liabilities	219,885	232,380
Liabilities of discontinued operations	68,000	349,000
Convertible notes payable - related party	-	200,000
Notes payable - related party	135,000	-
	___________	___________
Total Current Liabilities	1,105,824	1,388,554
COMMITMENTS AND CONTINGENCIES
[See Note 13]	-	-
	___________	___________
STOCKHOLDERS' (DEFICIT):
Preferred Stock, $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 42,813,880 shares issued and outstanding	42,814	42,814
Capital in excess of par value	6,549,894	6,214,975
Retained (deficit)	(7,193,472)	(7,131,450)
	___________	___________
Total Stockholders' (Deficit)	(600,764)	(873,661)
	___________	___________
	$ 505,060	$ 514,893
	___________	___________

Note: The Balance Sheet as of December 31, 2001 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIBERTY MINT, LTD.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001
SALES, net of returns and discounts	$ 35,941	$ 35,000	$ 71,725	$ 35,000
COST OF GOODS SOLD	37,725	27,000	72,305	27,000
	___________	___________	___________	___________
GROSS PROFIT	(1,784)	8,000	(580)	8,000
	___________	___________	___________	___________
OPERATING EXPENSES:
General and administrative	94,572	112,886	160,384	138,816
	___________	___________	___________	___________
Total Operating Expenses	94,572	112,886	160,384	138,816
	___________	___________	___________	___________
(LOSS) FROM OPERATIONS	(96,356)	(104,886)	(160,964)	(130,816)
	___________	___________	___________	___________
OTHER EXPENSE:
Interest expense	(131,060)	(9,049)	(142,558)	(17,966)
Other expense	-	-	-	-
	___________	___________	___________	___________
Total Other (Expense)	(131,060)	(9,049)	(142,558)	(17,966)
	___________	___________	___________	___________
(LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(227,416)	(113,935)	(303,522)	(148,782)
CURRENT TAX EXPENSE	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-
	___________	___________	___________	___________
NET (LOSS) CONTINUING OPERATIONS	$ (227,416)	$ (113,935)	$ (303,522)	$ (148,782)
	___________	___________	___________	___________
DISCONTINUED OPERATIONS:
Loss from discontinued operations of The Great Western Mint and Liberty Mint Marketing (net in income taxes)	-	(191,130)	-	(246,441)
Gain on settlement of contingent liability debt	241,500	-	241,500	-
	___________	___________	___________	___________
NET INCOME (LOSS)	$ 14,084	$ (305,065)	$ (62,022)	$ (395,223)
	___________	___________	___________	___________

Continued

LIBERTY MINT, LTD.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

BASIC INCOME (LOSS) PER COMMON SHARE:
(Loss) from continuing operations	$ (.01)	$ (.00)	$ (.01)	$ (.00)
(Loss) from discontinuing operations	-	(.00)	-	(.00)
Gain on settlement of contingent liabilities	.01	-	.01	-
	___________	___________	___________	___________
Basic Income (Loss) per share	$ (.00)	$ (.01)	$ (.00)	$ (.01)
	___________	___________	___________	___________

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIBERTY MINT, LTD.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2002	2001
Cash Flows Provided by Operating Activities:
Net loss	$ (62,022)	$ (395,223)
	___________	___________
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	94	13,271
Non-cash expenses	-	39,920
Gain on debt forgiveness	(241,500)	-
Changes in assets and liabilities:
Decrease in accounts receivable	7,500	71,316
Increase (decrease) in inventory	-	(16,749)
(Increase) decrease in prepaid expenses	-	11,649
(Increase) decrease in other assets	(400)	(3,390)
Increase in accounts payable	17,040	13,527
(Decrease) in factoring advances	-	(52,243)
Increase (decrease) in accrued expenses	122,423	133,008
(Decrease) in customer deposits	-	(104,421)
(Decrease) in liabilities of discontinued operations	(50,000)	(3,982)
	___________	___________
Net Cash (Used) by Operating Activities	(206,865)	(293,317)
	___________	___________
Cash Flows Provided by Investing Activities:
Purchases of property and equipment	(5,940)	(3,424)
	___________	___________
Net Cash (Used) by Investing Activities	(5,940)	(3,424)
	___________	___________
Cash Flows Provided by Financing Activities:
Increase in bank overdraft	79	-
Proceeds from issuance of common stock	-	300,000
Proceeds from line of credit	77,147	-
Proceeds in notes payable - related party	145,000	20,822
Payments on notes payable - related party	(10,000)	-
	___________	___________
Net Cash Provided by Financing Activities	212,226	320,822
	___________	___________
Net Increase (Decrease) in Cash and Cash Equivalents	(579)	24,081
Cash and Cash Equivalents at Beginning of Period	579	3,323
	___________	___________
Cash and Cash Equivalents at End of Period	$ -	$ 27,404
	___________	___________

[Continued]

LIBERTY MINT, LTD.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

[Continued]

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2002	2001
Cash Flows Provided by Operating Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the six months ended June 30, 2002:

The Company received debt forgiveness of contingent debt, which resulted in an extraordinary gain of $231,000.

The Company received debt forgiveness of a convertible note payable from a related party which resulted in a capital contribution of $334,919.

The Company settled $18,500 in debt by delivery of inventory with an $8,000 basis, resulting in debt forgiveness of $10,500.

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

In April 2001, the Company issued 2,100,000 shares of common stock to consultants for services valued at $42,000 or $.02 per share.

In April 2001, the Company issued 100,000 shares of common stock to an employee for services valued at $2,000 or $.02 per share.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIBERTY MINT, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

Advertising Expense - Advertising costs are expensed as incurred. Advertising expense amounted to $140 and $9,236, for the six months ended June 30, 2002 and 2001, respectively.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 10]

LIBERTY MINT, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 - DISCONTINUED OPERATIONS

Liberty Mint, Inc. - During September 1999, the Company sold all of its shares in Liberty Mint, Inc. a 90% owned subsidiary for $25. The Company has recorded net liabilities of discontinued operations of $68,000 at June 30, 2002 for subsidiary liabilities the Company estimates it may be responsible to pay. During the six months ended June 30, 2002, the Company paid $50,000 to settle $281,000 in contingent debt which resulted in debt forgiveness of $231,000. [See Note15]

SCCS, Inc. (formerly Liberty Mint Marketing, Inc.) - On July 2, 1998, the Company organized a wholly owned subsidiary Liberty Mint Marketing, Inc. in the state of Utah. The Company engaged in licensing and marketing of entertainment related collectibles. In 2001, LMM changed its name to SCCS, Inc. On December 31, 2001, the Company entered into an agreement to sell its subsidiary, SCCS, Inc., to an entity controlled by an officer of the Company for $25. At December 31, 2001, all revenues and expenses associated with this business have been netted and reclassified as discontinued operations on the statement of operations for all periods presented. Revenue for the six months ended June 30, 2001 related to these operations was $29,337.

LIBERTY MINT, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

The Great Western Mint, Inc. - On September 20, 1999, the Company organized a wholly owned subsidiary, The Great Western Mint, Inc. ("GWM") in the state of Utah. The Company engaged in the Company had been creating custom propriety minted collectibles through its wholly owned subsidiary. On December 31, 2001, the Company sold GWM to an officer of GWM for $5,000 cash. In connection with the sale the Company agreed to pay 50% of the net profits received from the sale of the Mickey sculpture up to $175,000. All revenues and expenses associated with this business have been netted and reclassified as discontinued operations on the statement of operations for all periods presented. Revenue for the six months ended June 30, 2001 related to these operations was $391,963.

Proforma statement of operations - The following is a condensed proforma statement of operations that reflects what the presentation would have been for the three and six months ended June 30, 2001, if the Company had not discontinued the operations of SCCS, Inc. & GWM for the:

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001
Net revenues	163,223	456,300
Cost of Good Sold	(138,794)	(283,896)
Other operating expenses	(329,480)	(544,283)
Other income (expenses)	(14)	(23,344)
	___________	___________
Net loss	$ (305,065)	$ (395,223)
	___________	___________
Basic loss per share	$ (.01)	$ (.01)
	___________	___________

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

LIBERTY MINT, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment - at cost, less accumulated depreciation as of June 30, 2002:

Computer equipment	$ 6,695
Less: accumulated depreciation	(275)
___________
$ 6,416
___________

Depreciation expense for the six months ended June 30, 2002 and 2001, amounted to $94 and $13,271 respectively.

NOTE 5 - INVENTORY

At June 30, 2002, inventory consisted of:

A 1,501-Troy-oz, 24k-gold Mickey Mouse sculpture.	$ 487,145
Sculpture	8,000
___________
Total inventory	$ 495,145
___________

The Company was planning on auctioning the Mickey Mouse sculpture in the summer of 2002. The Company has the following agreement related to sale of the celebration Mickey Mouse Sculpture:

The Company has agreed to put the sculpture up for auction with an auction house and agreed to pay a commission to the seller of 15% of the gross proceeds of the sale, with a minimum sales price of $823,000. If the sales proceed do not meet the minimum bid of $823,000 the Company has agreed to reimburse the auction house $35,000 for advertising and promotional expenses.

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

The Company has agreed in the sale of the former subsidiary GWM, to pay 50% of the net profits received from the sale of the sculpture up to $350,000, or $175,000 due to the former subsidiary.

Subsequent to June 30, 2002, the guarantor took possession of the Mickey Mouse sculpture after having the letter of credit called due and payable by the lender. [See Note 15]

LIBERTY MINT, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - ACCRUED LIABILITIES

The following is a summary of accrued liabilities as of June 30, 2002:

Accrued interest - related party	$ 120,000
Accrued interest	1,310
Contingency on stock guarantee	98,000
___________
$ 219,310
___________

NOTE 7 - LINE OF CREDIT

In December 2001, the Company secured a line of credit for $700,000 secured by a $700,000 letter of credit put up by an entity controlled by a director and shareholder of the Company [See Note 5]. The terms of the line of credit are 1% over prime, for an initial interest rate of 5.75%, due February 28, 2002. At June 30, 2002, the Company owed $590,767 on the line of credit. During the six months ended June 30, 2002, the Company extended the terms of the line of credit to July 30, 2002 and had the line of credit maximum decreased to $593,961.

Subsequent to June 30, 2002, the letter of credit was called due and payable by the lender. The guarantor paid the balance on the line and took possession of the Mickey Mouse sculpture. [See Note 15]

NOTE 8 -NOTES PAYABLE - RELATED PAYABLE

During 1997 the Company issued a $200,000 12% convertible note payable to a shareholder of the Company. The interest on the note is payable quarterly. The note matured on November 18, 2000. The note with any related accrued interest is convertible into common stock of the Company at the option of the holder at 60% of the fair market value of the Company common stock on the date of conversion. The intrinsic value of the beneficial conversion feature on the date of issuance was $133,333, which was charged to interest expense and credited to additional paid in capital. The note is in default and no interest or principle payments have made against the note. At May 22, 2002, the note and accrued interest were convertible into approximately, 37,213,222 shares of the Company's common stock. During the six months ended June 30, 2002, the Company received debt forgiveness of the loan and accrued interest. The Company recorded a capital contribution of $334,919 for the debt forgiveness.

The Company received proceeds of $125,000 from a shareholder of the Company. The advance is due upon demand and has a verbal guarantee for interest payment of $100,000. At June 30, 2002, the Company owed $100,000 related to this note.

The Company received proceeds of $20,000 from a relative of an officer/director. The advance is due upon demand and has a verbal guarantee for interest payment of $20,000. The Company has repaid $10,000 leaving a balance of $10,000 at June 30, 2002.

LIBERTY MINT, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the:

	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,	March 31,	March 31,
	2002	2001	2002	2001
Net (loss) available to common shareholders (Numerator)	$ 14,753	$ (305,065)	$ (241,500)	$ (395,223)
	___________	___________	___________	___________
Weighted average number of common shares outstanding used in basic earnings per share (Denominator)	42,813,880	41,143,524	42,813,880	36,405,676
	___________	___________	___________	___________
Weighted number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share (Denominator)	N/A	N/A	N/A	N/A
	___________	___________	___________	___________

At June 30, 2002, the Company had options outstanding to purchase 2,816,037 shares of common stock at prices ranging from $.055 to $12.96 per share that were not included in the computation of diluted loss per share because their effect was anti-dilutive.

At June 30, 2001, the Company had options outstanding to purchase 4,972,000 shares of common stock at prices ranging from $.40 to $12.96 per share, that were not included in the computation of diluted loss per share because their effect was anti-dilutive.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 Accounting for Income taxes. SFAS NO. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At June 30, 2002, the total of all deferred tax assets was approximately $1,438,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $1,438,000 as of June 30, 2002, which has been offset against the net deferred tax assets. The net change in the valuation allowance during the six months ended June 30, 2002 and 2001 amounted to approximately $(609,000) and $80,000, respectively.

During the six months ended June 30,2002, the Company changed its estimated realization rate from 40% to 20%.

LIBERTY MINT, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK

Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock, no par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At June 30, 2002, no shares of preferred stock were issued and outstanding.

Common Stock - The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value. At June 30, 2002, 42,813,880 share were issued and outstanding.

Warrants - At June 30, 2002, the Company had no warrants outstanding to purchase. During the six months ended June 30, 2002, warrants to purchase 2,956,667 shares of common stock expired with no warrants were exercised.

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

Stock Issued for Liabilities - On February 23, 2001, the Company issued 257,223 shares of common stock to settle $20,578, or $.08 per share, in claims that were included in the liabilities of discontinued operations.

Stock Issued for Services - On February 23, 2001, the Company issued 30,000 shares of common stock to its employees as a bonus. The shares were valued at the trading price of $600 (or $.02 per share).

In April 2001, the Company issued 2,100,000 shares of common stock to consultants for services valued at $42,000 or $.02 per share.

In April 2001, the Company issued 100,000 shares of common stock to an employee for services valued at $2,000 or $.02 per share.

Stock Issued for Cash - On March 20, 2001, the Company issued 7,666,667 shares of common stock for total proceeds of $300,000 (or $.039 per share).

LIBERTY MINT, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

A summary of the status of the options outstanding under the Company's various agreements at June 30, 2002 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ .055	2,000,000	2.25 years	$ 0.055	2,000,000	$ .055
6.00	859,167	.58 years	6.00	809,167	6.00
$ 12.96	6,870	5.50 years	$ 12.96	6,870	$ 12.96
	___________	___________	___________	___________	___________
	2,816,037			2,816,037

NOTE 12 - RELATED PARTY TRANSACTIONS

Notes Payable to stockholders - During December 1997, a shareholder of the Company loaned the Company $200,000 at 12% interest compounding yearly. The note is in default. During the six months ended June 30, 2002, the Company received debt forgiveness of the note payable and accrued interest in the amount of $334,919. The transaction was accounted for as a capital contribution.

During the six months ended June 30, 2002 the Company received proceeds of $125,000 from a shareholder. [See Note 8]

During the six months ended June 30, 2002 the Company received proceeds of $20,000 from a relative of an officer/shareholder of the Company. [See Note 8]

Letter of Credit - During 2001, an entity controlled by a director and shareholder of the Company put up a $700,000 letter of credit to finance the production cost of the Mickey Sculpture. [See Note 7]

Subsequent to June 30, 2002, the guarantor took possession of the Mickey Mouse sculpture after having the letter of credit called due and payable by the lender. [See Note 15]

Lease guarantee - In January 2002, an officer of the Company personally guaranteed an operating lease of the Company for office space. [See Note 13]

LIBERTY MINT, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Stock guarantee - During December 1998, the Company issued 60,000 shares of its common stock for advertising services performed valued at $60,000. The Company guaranteed the advertising company that one year from the date of issue they would be able to sell their 60,000 shares of common stock for a minimum price of $1.00 per share (or for a total of $60,000). During September 1999 and 2000 the Company issued an additional 40,000 and 100,000 shares of common stock at $.067 and $.25 per share, respectively under the same agreement. The Company further agreed to issue a sufficient amount of shares to the advertising Company in order to sell and receive total proceeds of $100,000 if the trading price is less than $1.00 per share. As of June 30, 2002 the Company has recorded a $98,000 accrued expense as the market price of the Company's common stock was less than the guaranteed amount.

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

LIBERTY MINT, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES [Continued]

Sale of Liberty Mint, Inc. Subsidiary - During September 1999, the Company sold all of its shares in Liberty Mint, Inc., a 90% owned subsidiary, for $25. At June 30, 2002, the Company has recorded net liabilities of discontinued operations of $68,000 for potential liabilities from the former subsidiary, which the Company estimates it may be responsible to pay. Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the parent-subsidiary relationship which previously existed between the Company and its former subsidiary. The Company was named in one suit prior to the disposition of the Liberty Mint, Inc. (see below) but is not currently named in nor is it aware of any other such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and believes that no material negative impact on the financial position of the Company would occur. Management further believes that with the passage of time, the likelihood of any such claims being raised will become more remote. No amount has been reflected or accrued in these financial statements for any contingent liability other than $68,000 which the Company still has accrued for estimated potential liabilities at June 30, 2002 for which it believes a possible payment may be required.

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

Letter of Credit - A director/shareholder of the Company agreed to provide a letter of credit and act as guarantor on the line of credit of the Company. The lender on the line of credit called the line due and payable subsequent to June 30, 2002. [See Note 15] The Company may be liable to the director/shareholder should the net proceeds from the sale of the Mickey Mouse sculpture not exceed the balance on the line of credit of approximately $598,000.

LIBERTY MINT, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES [Continued]

Operating Lease - In January 2002, the Company entered into a three-year lease for office space at $1,100 per month. The following is a schedule of minimum annual rental payments for the next five years.

June 30,	Minimum Annual Rental Payments
2003	$ 13,200
2004	13,200
2005	6,600
2006	-
2007	-
___________
$ 33,000
___________

NOTE 14 - CREDIT RISK AND CONCENTRATIONS

For the six months ended June 30, 2002, two customer accounted for approximately 50% and 50% of revenue. Management believes there were no indications that this relationship would be negatively affected in the near future.

NOTE 15 - SUBSEQUENT EVENTS

The Company has agreed put the sculpture up for auction with an auction house and agreed to pay a commission to the seller of 15% of the gross proceeds of the sale, with a minimum sales price of $823,000. If the sales proceeds do not meet the minimum bid of $823,000 the Company has agreed to reimburse the auction house $35,000 for advertising and promotional expenses.

Subsequent to June 30, 2002, a line of credit was called due and payable by the lender. The Company was unable to secure additional financing and was unable to pay the balance of approximately $598,000 on the line of credit as required by the lender. The lender then called due and payable a letter of credit by a director/shareholder acting as guarantor on the line of credit.

The Mickey Mouse sculpture was held as collateral on the letter of credit by the director/shareholder. Upon the letter of credit being called due by the lender, the director/shareholder took possession of the Mickey Mouse sculpture as collateral.

Management does not anticipate receiving any proceeds from the sale of the Mickey Mouse sculpture. Management estimates that the Company would be liable for any shortage from the net proceeds from the sale of the Mickey Mouse sculpture. Management is currently unable to estimate the potential liability which the Company may owe if the net proceeds from the sale of the Mickey Mouse sculpture being less than approximately $598,000.

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

Results of Operations

Three Month periods Ended June 30, 2002 and 2001

Gross revenues for the quarter ended June 30, 2002 were $35,941 compared to $35,000 for the same period in 2001, an increase of $941. Costs of revenues were $37,725 or 105% of revenues for the quarter ended on June 30, 2002, compared to $27,000 or 77% for the second quarter of 2001.

Gross profit was ($1,784) for the quarter ended on June 30, 2002 and $8,000 for the comparable period in 2001.

General and administrative expenses were $94,572 for the quarter ended June 30, 2002 and $112,886 for the comparable period in 2002, a decrease of $18,314.

The Company had an operating loss of $96,356 during the quarter ended June 30, 2002 compared to an operating loss of $104,886 for the comparable quarter in 2001. Net income for the period ended June 30, 2002 was $14,084 compared to a net loss of $305,065 for the same period in 2001. The decrease in net loss for the period ended June 30, 2002 is attributed to debt forgiveness.

Six Month periods Ended June 30, 2002 and 2001

Gross revenues for the six months ended June 30, 2002 were $71,725 compared to $35,000 for the same period in 2001, an increase of $36,725. Costs of revenues were $72,305 or 101% of revenues for the six months ended on June 30, 2002, compared to $27,000 or 77% for the six months ended June 30, 2001.

Gross profit was ($580) for the six months ended on June 30, 2002 and $8,000 for the comparable quarter in 2001.

General and administrative expenses were $160,384 for the six months ended June 30, 2002 and $138,816 for the comparable period in 2002, an increase of $21,568.

The Company had an operating loss of $160,964 during the six months ended June 30, 2002 compared to an operating loss of $130,816 for the comparable period in 2001. Net loss for the six months ended June 30, 2002 was $62,022 compared to a net loss of $395,223 for the same period in 2001. The decrease in net loss for the period ended June 30, 2002 is attributed to debt forgiveness.

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

As of June 30, 2002, the Company had $-0- cash on hand and inventory in the amount of $495,145 making the total current assets $495,145. Current liabilities were $1,105,824 consisting of accounts payable, line of credit, accrued liability, liabilities of discontinued operations and notes payable to related parties.

The Company received debt forgiveness of contingent debt that resulted in an extraordinary gain of $241,500. Management negotiated the forgiveness without consideration by the Company. Management also negotiated the forgiveness of a note payable and accrued interest that resulted in a capital contribution of $334,919. This forgiveness was also made without consideration by the Company.

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

Subsequent to the date of this report, the Company was unable to get the letter of credit extended which expired on July 30, 2002. The Director/shareholder paid off the line of credit and took control of the Mickey Mouse Sculpture. The shareholder will adhere to the terms of the agreement between the Company and Disney Resorts, Inc. The shareholder is not obligated to any agreements between the Company and its former subsidiaries.

Management believes the Company's ability to raise additional capital to meet its needs depends on the ability to demonstrate that the Company can generate profits from sales of its products and services. If necessary, the Company may raise additional capital in an equity offering or seek other business opportunities.

The Company has no material commitments for capital expenditures for the next twelve months.

The Company has incurred significant losses in recent years and as of June 30, 2002, the Company had current liabilities in excess of current assets. Further, the Company has sold two of its operating subsidiaries and has a stockholders' deficit of $600,764. These items raise a substantial concern and doubt about the ability of the Company to continue as a going concern.

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

The Company received a Complaint filed in the Superior Court of California, County of Orange naming Liberty Mint, Ltd. aka Liberty Mint Marketing, Inc., successor to Liberty Mint, Inc. as defendant among other parties. The Complaint was dated April 13, 2000 and was brought by Thomas P. Crawford as Plaintiff. The Company has negotiated a settlement for $36,000 with payments starting on April 27, 2001 at $1,000 and escalating until payoff which is scheduled for October 2002. The Company remains delinquent in its payments.

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

In April 2001, the Company issued 2,200,000 shares for services rendered to four individuals, valued at $44,000 or $.020 per share. The shares were issued to accredited investors pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

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

At June 30, 2002, the Company had warrants and options outstanding to purchase a total of 2,816,037 shares of the Company's common stock at prices ranging from $.055 to $12.96 per share. The warrants expired June 26, 2002. During the six months ended June 30, 2001 and 2002, 0 warrants have been exercised.

Item 5. Other Information.

During the quarter ended June 30, 2002, Eugene Pankrantz resigned as Chief Financial Officer for personal reasons and Daniel Southwick was appointed to hold the position of Chief Financial Officer until a replacement can be made.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

Exhibits:

Exhibit Number	Title	Location
99.1	Certification of Chief Executive Officer	Attached
99.2	Certification of Chief Financial Officer	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MINT, LTD.

Date: August 19, 2002 By: /s/ Daniel Southwick

President and Chief Financial Officer