Form 10QSB
period 2002-09-30
LIBERTY MINT LTD
filed 2002-11-14
CIK 1042420

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended
September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 0-27409

LIBERTY MINT, LTD.
(Exact name of small business issuer as specified in its charter)

Nevada                                   84-1409219
(State or other jurisdiction of          (IRS Employer
incorporation or organization)           Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 42,813,880 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]




PAGE-1-




FORM 10-QSB

LIBERTY MINT, LD.

INDEX

PART I.    Financial Information                                  Page

      Item I. Financial Statements (unaudited)                     4

      Unaudited Condensed Balance Sheets - September 30,           5
      2002 and December 31, 2001

      Unaudited Condensed Statements of Operations for the         6
      Three Months and Nine Months Ended September 30, 2002
      and 2001

      Unaudited Condensed Statements of Cash Flows for the       7-8
      Nine Months Ended September 30, 2002 and 2001

      Notes to Unaudited Consolidated Financial Statements     10-20

      Item 2. Management's Discussion and Analysis of             21
      Financial Condition or Plan of Operation


PART II.    Other Information

      Item 1. Legal Proceedings                                   24

      Item 2. Changes in Securities                               24

      Item 5. Other Information                                   25

      Item 6. Exhibits and Reports on Form 8-K                    25


     Signatures                                                   26

(Inapplicable items have been omitted)





PAGE-2-





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



























PAGE-3-




                      LIBERTY MINT, LTD.

              UNAUDITED CONDENSED BALANCE SHEETS


                            ASSETS


                                       September 30,December 31,
                                            2002        2001
                                       ________________________
CURRENT ASSETS:
  Cash                                   $    2,242  $      579
  Accounts receivable                         3,000      23,500
  Inventory [See Note 15]                         -     487,145
                                       ____________ ___________
          Total Current Assets                5,242     511,224

PROPERTY AND EQUIPMENT, net                   6,363         569

OTHER ASSETS                                      -       3,100
                                       ____________ ___________
                                         $   11,605  $  514,893
                                       ____________ ___________

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



CURRENT LIABILITIES:
  Accounts payable                       $  183,880  $   75,054
  Accounts payable- related party           113,161      18,500
  Line of credit                                  -     513,620
  Accrued liabilities                       218,000     232,380
  Liabilities of discontinued operations     68,000     349,000
  Convertible notes payable - related party       -     200,000
  Notes payable - related party             135,000           -
                                        ____________ ___________
          Total Current Liabilities         718,041   1,388,554

COMMITMENTS AND CONTINGENCIES
  [See Note 13]                                   -           -
                                        _______________________
STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, $.001 par value,
10,000,000 shares
authorized, no shares issued and outstanding      -           -
Common stock, $.001 par value, 50,000,000
shares authorized, 42,813,880
shares issued and outstanding                42,814      42,814
  Capital in excess of par value          6,552,447   6,214,975
  Retained (deficit)                    (7,301,697) (7,131,450)
                                       ____________ ___________

Total Stockholders' Equity (Deficit)       (706,436)   (873,661)
                                       ____________ ___________
                                         $   11,605  $  514,893
                                       ____________ ___________


Note: The Balance Sheet as of December 31, 2001 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.




PAGE-4-




                      LIBERTY MINT, LTD.

         UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                  For the Three         For the Nine
                                   Months Ended         Months Ended
                                  September 30,        September 30,
                             _____________________________________________
                                  2002       2001      2002      2001
                             _____________________________________________
SALES, net of returns         $   8,924  $      -  $ 80,649    $ 35,000
and discounts

COST OF GOODS SOLD                 2,556          -    74,861    27,000
                               ___________________________________________
GROSS PROFIT                       6,368          -     5,788     8,000
                               ___________________________________________
OPERATING EXPENSES:
General and administrative       106,363    62,927    266,747   201,743
                               ___________________________________________
Total Operating Expenses         106,363    62,927    266,747  (201,743)
                               ___________________________________________
LOSS FROM OPERATIONS            (99,995)   (62,927)  (260,959) (193,743)
                               ___________________________________________
 INTEREST EXPENSE                (8,230)    (9,383)  (150,788) (27,349)
                               ___________________________________________
LOSS FROM CONTINUING
OPERATIONS
  BEFORE INCOME TAXES          (108,225)   (72,310)  (411,747) (221,092)

CURRENT TAX EXPENSE                    -          -         -         -

DEFERRED TAX EXPENSE                   -          -         -         -
                               ___________________________________________
LOSS FROM CONTINUING
  OPERATION                    $(108,225) $(72,310)  $(411,747) $(221,092)
                               ___________________________________________

DISCONTINUED OPERATIONS:
Loss from discontinued operations
of The Great Western Mint and
Liberty Mint Marketing                 -   (93,714)         -    (340,156)
Gain on settlement of contingent
liabilities                            -          -   241,500         -
  Income taxes                         -          -         -         -
                               ___________________________________________
NET (LOSS)                     $(108,225) $(166,024) $(170,247) $(561,248)
                               ___________________________________________

(LOSS) PER COMMON SHARE:
Loss from continuing
operations                          (.00)      (.00)      (.01)    (.00)

Loss from discontinued
operations                             -       (.01)        -      (.01)

Gain on settlement of debt             -          -        .01        -
                               ___________________________________________
(LOSS) PER COMMON SHARE        $    (.00)   $  (.01)   $  (.00)  $ (.02)
                               ___________________________________________



The accompanying notes are an integral part of these unaudited condensed financial statements.




PAGE-5-




                      LIBERTY MINT, LTD.

         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                      For the Nine
                                                      Months Ended
                                                      September 30,
                                            ______________________________
                                                   2002         2001
                                            ______________________________
  Cash Flows Provided by
  Operating Activities:
    Net loss                                   $(170,247)    $ (561,248)
                                            ______________________________
  Adjustments to
  reconcile net loss
  to net cash used by operating
  activities:
    Depreciation and amortization                    146         19,565
    Non-cash expenses, including
      stock issued for
      services & interest expense                  2,553         49,920
    Gain on forgiveness of debt                 (241,500)
  Changes in assets and liabilities:
    Decrease in accounts receivable                4,500         72,203
    (Increase) decrease in inventory               8,000       (453,265)
    (Increase) decrease in
      prepaid expenses                                 -         51,136
    (Increase) decrease in
      other assets                                 3,100         (1,793)
    Increase in
      accounts payable                           108,827         46,561
    (Decrease) in factoring advances                   -        (57,651)
    Increase (decrease) in accrued expenses      121,848        205,246
    (Decrease) in customer deposits                    -       (114,856)
    (Decrease) in liabilities
      of discontinued operations                 (50,000)       (12,382)
                                            ______________________________
       Net Cash (Used) by Operating
         Activities                             (212,773)      (756,564)
                                            ______________________________
  Cash Flows Provided by Investing
  Activities:
    Purchases of property and equipment           (5,940)        (3,424)
                                            ______________________________
       Net Cash (Used) by Investing
         Activities                               (5,940)        (3,424)
                                            ______________________________
  Cash Flows Provided by Financing
  Activities:
    Proceeds from Issuance
      of common stock                                  -        247,500
    Proceeds from line of credit                  85,376              -
    Increase in notes
      payable - related party                    145,000          8,322
    Payment on notes
      payable - related party                    (10,000)             -
    Increase in notes payable                          -        518,418
                                            ______________________________
       Net Cash Provided by Financing
         Activities                              220,376        774,240
                                            ______________________________
Net Increase (Decrease) in Cash and
  Cash Equivalents                                 1,663         14,252

Cash and Cash Equivalents at
  Beginning of Period                                579          3,323
                                            ______________________________
Cash and Cash Equivalents at End of Period      $  2,242     $   17,575
                                            ______________________________




PAGE-6-




                      LIBERTY MINT, LTD.

         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                          [Continued]
                                                  For the Nine
                                                  Months Ended
                                                 September 30,
                                           _______________________
                                                 2002      2001
                                           _______________________

Cash Flows Provided by Operating Supplemental Disclosures of
Cash Flow Information:
  Cash paid during the period for:
   Interest                                   $       -  $      -
   Income taxes                               $       -  $      -

Supplemental Disclosures of Non-Cash Investing and Financing
Activities:
  For the nine months ended September 30, 2002:

        A shareholder of the Company paid for $2,553 in advertising services on behalf of the Company.

     An entity controlled by a director and officer of the company paid off the $600,306 line of credit in accordance with their guarantee of the line and foreclosed on the sculpture with a carrying value of $487,145 and the balance of $113,161 is recorded as a note payable to the related entity.

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




PAGE-7-




                       LIBERTY MINT, LTD
       NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Business and Basis of Presentation - The financial statements are that of Liberty Mint, Ltd. (a Nevada Corporation incorporated as of October 8, 1999 to change the state of domicile from Colorado). The Company was formerly known as Hana Acquisitions, Inc., a Colorado Corporation incorporated on March 13, 1990. The Company has minimal operations in marketing and sales of sculptures and custom minting and is currently seeking business opportunities or potential business acquisitions.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Depreciation - Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets of five years.

  Revenue Recognition - Revenue is recognized when the product is shipped.

  Advertising  Expense  -  Advertising costs  are  expensed  as incurred. Advertising expense amounted to $140 and $9,236 for
  the   nine   months  ended  September  30,  2002  and   2001,
  respectively.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 10].




PAGE-8-




                       LIBERTY MINT, LTD

       NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Loss Per Share - The Company calculates loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the Company to present basic earnings (loss) per share and dilutive earnings
  (loss) per share when the effect is dilutive. The computation of loss per share is based on the weighted average number of shares outstanding during the period presented [See Note 9].

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions
  - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

  Liberty Mint, Inc. - During September 1999, the Company sold all of its shares in Liberty Mint, Inc. a 90% owned subsidiary for $25. The Company has recorded net liabilities of discontinued operations of $68,000 at September 30, 2002 for subsidiary liabilities the Company estimates it may be responsible to pay. During the nine months ended September 30, 2002, the Company paid $50,000 to settle $281,000 in
  contingent  debt  which  resulted  in  debt  forgiveness   of
  $231,000.

  SCCS, Inc. (formerly Liberty Mint Marketing, Inc.) - On July 2, 1998, the Company organized a wholly owned subsidiary Liberty Mint Marketing, Inc. ("LMM") in the state of Utah. The Company engaged in licensing and marketing of entertainment related collectibles. In 2001, LMM changed its name to SCCS, Inc. On December 31, 2001, the Company entered into an agreement to sell its subsidiary, SCCS, Inc., to an entity controlled by an officer of the Company for $25. At December 31, 2001, all revenues and expenses associated with this business have been netted and reclassified as discontinued operations on the statement of operations for all periods presented. Revenue for the nine months ended September 30, 2001 related to these operations was $29,418.




PAGE-9-




                       LIBERTY MINT, LTD

       NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - DISCONTINUED OPERATIONS [Continued]

  The Great Western Mint, Inc. - On September 20, 1999, the Company organized a wholly owned subsidiary The Great Western Mint, Inc. ("GWM") in the state of Utah. The Company was engaged in the creating of custom propriety minted collectibles through its wholly owned subsidiary. On December 31, 2001, the Company sold GWM to an officer of GWM for $5,000 cash. All revenues and expenses associated with this business have been netted and reclassified as discontinued operations on the statement of operations for all periods presented. Revenue for the nine months ended September 30, 2001 related to these operations was $591,723.

  The following is a condensed proforma statement of operations that reflects what the presentation would have been for the three and nine months ended September 30, 2001, if the Company had not discontinued the operations of SCCS, Inc. & GWM for the:

                       Three Months Ended       Nine Months Ended
                       September 30, 2001       September 30, 2001
                           ___________           ___________

  Net revenues                199,841               656,141
  Cost of Good Sold          (196,574)             (480,470)
  Other operating expenses   (160,199)             (704,483)
  Other income (expenses)      (9,092)              (32,436)
                           ___________           ___________
  Net loss                  $(166,024)            $(561,248)
                           ___________           ___________
  Basic loss per share      $    (.00)               $ (.01)
                           ___________           ___________
NOTE 3 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception has insufficient working capital, and has no current on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PAGE-10-




                       LIBERTY MINT, LTD

       NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment - at cost, less accumulated depreciation as of September 30, 2002:

    Computer equipment                        $    6,691
         Less: accumulated depreciation             (328)
                                                ___________
                                                $     6,363
                                                ___________

  Depreciation expense for the nine months ended September 30, 2002 and 2001, amounted to $147 and $19,357 respectively.

NOTE 5 - INVENTORY

  During August 2002, the line of credit was called due and payable by the lender. The Company was unable to secure additional financing and was unable to pay the balance of approximately $600,306 on the line of credit as required by the lender. The lender then called due and payable a letter of credit by an entity controlled by a director/shareholder acting as guarantor on the line of credit. The guarantor took possession of the Mickey Mouse sculpture in payment of the amount paid on the line of credit. The difference between the amount paid on the line of credit and the carrying value of the sculpture is recorded as an account payable to the related entity. During October 2002, the guarantor agreed to put the sculpture up for auction, in which the Company had arranged prior to the guarantor's foreclosure, with an auction house and agreed to pay a commission to the seller of 15% of the gross proceeds of the sale, with a minimum sales price of $823,000. If the sales proceeds do not meet the minimum bid of $823,000 the Company has agreed to reimburse the auction house $35,000 for advertising and promotional expenses. The Sculpture did not successfully sell and the guarantor has retained possession. The Company is obligated to pay $40,550 for advertising and insurance cost related to the unsuccessful auction and has included the amount in accounts payable at September 30, 2002.

NOTE 6 - ACCRUED LIABILITIES

  The following is a summary of accrued liabilities as of September 30, 2002:

      Accrued interest - related party           $   120,000
      Contingency on stock guarantee                  98,000
                                                 ______________
                                                   $   218,000
                                                 ______________
NOTE 7 - LINE OF CREDIT

  In December 2001, the Company secured a line of credit for $700,000 secured by a $700,000 letter of credit put up by an entity controlled by a director and shareholder of the Company [See Note 5]. The terms of the line of credit are 1% over prime, for an initial interest rate of 5.75%, due February 28, 2002. During August, 2002 the line was called due and the entity controlled by a director and shareholder satisfied the line and took possession of the Mickey Mouse sculpture.




PAGE-11-




                       LIBERTY MINT, LTD

       NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE - RELATED PAYABLE

  During 1997 the Company issued a $200,000 12% convertible note payable to a shareholder of the Company. The interest on the note is payable quarterly. The note matured on November 18, 2000. The note with any related accrued interest is convertible into common stock of the Company at the option of the holder at 60% of the fair market value of the Company's common stock on the date of conversion. The intrinsic value of the beneficial conversion feature on the date of issuance was $133,333, which was charged to interest expense and credited to additional paid in capital. The note is in default and no interest or principle payments have made against the note. At May 22, 2002, the note and accrued interest were convertible into approximately, 37,213,222 shares of the Company's common stock. During the nine months ended September 30, 2002, the Company received debt forgiveness of the loan and accrued interest. The Company recorded a capital contribution of $334,919 for the debt forgiveness

  The Company received proceeds of $125,000 from a shareholder of the Company. The advance is due upon demand and has a verbal guarantee for interest payment of $100,000. At September 30, 2002, the Company owed $100,000 related to this note.

  The Company received proceeds of $20,000 from a relative of an officer/director. The advance is due upon demand and has a verbal guarantee for interest payment of $20,000. The Company has repaid $10,000 leaving a balance of $10,000 at September 30, 2002.

NOTE 9 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the:

                     For the Three Months Ended     For the Nine Months Ended
                              September 30,                 September 30 ,
                        _________________________    ________________________
                               2002         2001          2002         2001
                        _____________________________________________________
Net (loss) available
to common
shareholders (Numerator)  $ (108,225)  $ (166,024)   $ (170,247)  $ (561,248)
                        _____________________________________________________
Weighted average number
of common shares
outstanding used
in basic earnings per
share (Denominator)       42,813,880   30,514,697    42,813,880   28,914,878
                        _____________________________________________________
Weighted number of common
shares and potential
dilutive common shares
outstanding
used in dilutive
earnings
per share (Denominator)       N/A          N/A            N/A          N/A
                       ______________________________________________________

  At September 30, 2002, the Company had options outstanding to purchase 2,816,037 shares of common stock at prices ranging from $.055 to $12.96 per share that were not included in the computation of diluted loss per share because their effect was anti-dilutive




PAGE-12-




                       LIBERTY MINT, LTD

       NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS


NOTE 10 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 Accounting for Income taxes. SFAS NO. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30, 2002, the total of all deferred tax assets was approximately $1,460,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of $1,460,000 as of September 30, 2002, which has been offset against the net deferred tax assets. The net change in the valuation allowance during the nine months ended September 30, 2002 and 2001 amounted to approximately $(587,000), respectively.

  During the nine months ended September 30,2002, the Company changed its estimated realization rate from 40% to 20%.

NOTE 10 - CAPITAL STOCK

  Preferred Stock - The Company is authorized to issue 10,000,000 shares of preferred stock, no par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At September 30, 2002, no shares of preferred stock were issued and outstanding.

  Common Stock - The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value. At September 30, 2002, 42,813,880 share were issued and outstanding.

  Warrants - At September 30, 2002, the Company had no warrants
  outstanding  to  purchase.  During  the  nine  months   ended
  September 30, 2002, warrants to purchase 2,956,667 shares of common stock expired with no warrants were exercised.

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




PAGE-13-




                       LIBERTY MINT, LTD

       NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK [Continued]

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

  A summary of the status of the options outstanding under the Company's various agreements at September 30, 2002 is presented below:

                   Options Outstanding       Options Exercisable
          ______________________________  __________________________________
Range of               Weighted-Average   Weighted                 Weighted
Exercise     Number       Remaining        Average     Number      Average
Prices    Outstanding  Contractual Life    Exercise   Exercisable  Exercise
                                           Price                   Price
____________________________________________________________________________
$  .055    2,000,000      2.25 years      $  0.055    2,000,000    $  .055
   6.00      809,167       .58 years          6.00      809,167       6.00
$ 12.96        6,870      5.50 years      $  12.96        6,870    $ 12.96
____________________________________________________________________________
           2,816,037                                  2,816,037

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




PAGE-14-




                       LIBERTY MINT, LTD

       NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS [Continued]

  Letter of Credit - During 2001, an entity controlled by a director and shareholder of the Company put up a $700,000 letter of credit to finance the production cost of the Mickey Sculpture. During August 2002, the financial institution called due the line and the guarantor took possession of the Mickey Mouse sculpture in payment of $600,306 the guarantor paid to satisfy the line of credit. The $113,161 difference between the amount paid to the financial institution and the carry value of the sculpture was recorded as an account payable to the related entity [See Note 5 & 7].

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




PAGE-15-




                       LIBERTY MINT, LTD

       NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES [Continued]

  Sale of Liberty Mint, Inc. Subsidiary - During September 1999, the Company sold all of its shares in Liberty Mint, Inc., a 90% owned subsidiary, for $25. At September 30, 2002, the Company has recorded net liabilities of discontinued operations of $68,000 for potential liabilities from the former subsidiary, which the Company estimates it may be responsible to pay. Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the parent-subsidiary relationship which previously existed between the Company and its former subsidiary. The Company was named in one suit prior to the disposition of the Liberty Mint, Inc. (see below) but is not currently named in nor is it aware of any other such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and believes that no material negative impact on the financial position of the Company would occur. Management further believes that with the passage of time, the likelihood of any such claims being raised will become more remote. No amount has been reflected or accrued in these financial statements for any contingent liability other than $68,000 which the Company still has accrued for estimated potential liabilities at September 30, 2002 for which it believes a possible payment may be required.

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




PAGE-16-




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

The Company will also attempt to employ direct response marketing methods and display advertising. The Company has successfully implemented direct mail on a limited basis in the past and intends to continue direct mail marketing for specific products.




PAGE-17-




The Company currently has a product-related website under development, www.libertymint.com and intends to pursue aggressive marketing efforts through its website. The Company intends the website to provide a method for informing potential business customers of the diverse applications for custom projects and to market and distribute its products.

Results of Operations
Three Month periods Ended September 30, 2002 and 2001
Gross revenues for the quarter ended September 30, 2002 were $8,924 compared to $0.00 for the same period in 2001, an increase of $8,924. Costs of revenues were $2,556 or 29% of revenues for the quarter ended on September 30, 2002, compared to zero sales and zero costs for the third quarter of 2001. Gross profit was $6,368 for the quarter ended on September 30, 2002 and $0 for the comparable period in 2001.

General and administrative expenses were $106,363 for the quarter ended September 30, 2002 and $62,927 for the comparable period in 2001, an increase of $43,436. This increase is primarily due to a "buy-in" fee of $40,550 charged to the Company by Guernseys Auction for their failed efforts to sell the Disney gold sculpture at auction.

The Company had an operating loss of $99,995 during the quarter ended September 30, 2002 compared to an operating loss of $62,927 for the comparable quarter in 2001. Net loss for the period ended September 30, 2002 was $108,225 compared to a net loss of $72,310 for the same period in 2001. The increase in net loss for the period ended September 30, 2002 is attributed to the failed auction.

Nine Month periods Ended September 30, 2002 and 2001
Gross revenues for the nine months ended September 30, 2002 were $80,649 compared to $35,000 for the same period in 2001, an increase of $45,649. Costs of revenues were $74,861 or 93% of revenues for the nine months ended on September 30, 2002, compared to $27,000 or 77% for the nine months ended September 30, 2001.

Gross profit was $5,788 for the nine months ended on September
30, 2002 and $8,000 for the comparable quarter in 2001.
General and administrative expenses were $266,747 for the nine months ended September 30, 2002 and $201,743 for the comparable period in 2002, an increase of $65,004.




PAGE-18-




The Company had an operating loss of $260,959 during the nine months ended September 30, 2002 compared to an operating loss of $193,743 for the comparable period in 2001. Net loss for the nine months ended September 30, 2002 was $170,247 compared to a net loss of $561,248 for the same period in 2001. The decrease in net loss for the nine month period ended September 30, 2002 is attributed to debt forgiveness.

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

As of September 30, 2002, the Company had $2,242 cash on hand and an account receivable in the amount of $3,000 making the total current assets $5,242. Current liabilities were $718,041 consisting of accounts payable, accrued liability, liabilities of discontinued operations and notes payable to related parties.

On July 3oth, 2002 a credit line at Zions Bank came due. In August, a shareholder of the Company paid off a line of credit at Zions Bank in the amount of $600,306. This line of credit was used to manufacture a gold sculpture authorized by Disneyland Resort called "Celebration Mickey." It was the Company's intent to sell this sculpture for a profit, however, after numerous failed efforts to sell the sculpture the credit line became due. The Company was not able to extend the terms or pay any amount of the credit line. This forced the shareholder guarantor to step in and pay the loan. Pursuant to the Company's agreement with the shareholder, and due to the forced payoff, the Company has forfeited its interest in the sculpture. This sculpture was previously represented on the Company's balance sheet as Inventory in the amount of $487,145. The shortfall of $113,161, which is the amount of the payoff over and above the actual cost of the inventory, has been reflected as an increase in accounts payable. Additionally, Disneyland Resort has acknowledged the sale of the sculpture at the sales price of $600,306. The Company has no further obligation to Disney, and other commission oriented agreements that were based on a potential sale of the sculpture for over $650,000 are now deemed to be null and void.
During the period, a shareholder of the Company advanced
$25,000 to the Company.

Management believes the Company's ability to raise additional capital to meet its needs depends on the ability to demonstrate that the Company can generate profits from sales of its products and services. If necessary, the Company may raise additional capital in an equity offering or seek other business opportunities.




PAGE-19-




The Company has no material commitments for capital expenditures for the next twelve months.

The Company has incurred significant losses in recent years and as of September 30, 2002, the Company had current liabilities in excess of current assets. Further, the Company has sold two of its operating subsidiaries and has a stockholders' deficit of $706,436. These items raise a substantial concern and doubt about the ability of the Company to continue as a going concern.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
Both the Internal Revenue Service ("IRS") has contacted the Company regarding past withholding tax due regarding its former subsidiary, Liberty Mint, Inc. The Company owes approximately $35,000 to the IRS and has acknowledged the debt on the Company's balance sheet. The Company anticipates entering a settlement agreement with the IRS whereby the Company will be obligated to make monthly payments. At the present time, there is no current legal action against the Company on either of these issues.

The Company received a Complaint filed in the Superior Court of California, County of Orange naming Liberty Mint, Ltd. aka Liberty Mint Marketing, Inc., successor to Liberty Mint, Inc. as defendant among other parties. The Complaint was dated April 13, 2000 and was brought by Thomas P. Crawford as Plaintiff. The Company has negotiated a settlement for $36,000 with payments starting on April 27, 2001 at $1,000 and escalating until payoff which is scheduled for October 2002. The Company remains delinquent in its payments and believes that this has resulted in a judgment against the Company.

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




PAGE-20-




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

Item 6. Exhibits and Reports on Form 8-K.
Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.
Exhibits:

Exhibit Number   Title                                        Location
--------------  ----------------------------------         --------------
     99         Certification of Chief Executive Officer     Attached





PAGE-21-




SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY MINT, LTD.

Date: November 14, 2002

By: /s/ Daniel Southwick
   --------------------------
President and Chief Financial Officer

























PAGE-22-