Form 10KSB
period 2002-12-31
LIBERTY MINT LTD
filed 2003-04-15
CIK 1042420

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended: December 31, 2002

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                Commission file number: 000-27409

                        LIBERTY MINT, LTD.
      (Exact name of registrant as specified in its charter)

          Nevada                                       84-1409219
(State of incorporation)                 (I.R.S. Employer Identification No.)

105 S. State Street, #123, Orem, Utah           84058
(Address of principal executive offices)           (Zip code)

Issuer's telephone number, including area code: (801) 836-9262

4778 North 300 West, Suite 201, Provo, UT  84604     801-426-6699
(Former address)                                    (Former telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year: $83,949

As of April 7, 2003, the registrant had 999,991 post-split shares of common stock outstanding. The aggregate market value of the shares of voting stock held by non-affiliates as of that date was approximately $48,574.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                        TABLE OF CONTENTS


                              PART I

Item 1.   Description of business............................................3
Item 2.   Description of property............................................4
Item 3.   Legal proceedings..................................................4
Item 4.   Submission of matters to a vote of security holders................5

                             PART II

Item 5.   Market for common equity and related stockholder matters...........5
Item 6.   Management's discussion and analysis...............................8
Item 7.   Financial statements..............................................11
Item 8.   Changes in and disagreements with accountants.....................30

                             PART III

Item 9.   Directors and executive officers; compliance with Section 16(a)...30
Item 10.  Executive compensation............................................31
Item 11.  Security ownership of certain beneficial owners and management....31
Item 12.  Certain relationships and related transactions....................32
Item 13.  Exhibits and reports on Form 8-K..................................33
Item 14.  Controls and Procedures ..........................................33
Signatures and Certifications ..............................................34






     In this annual report references to "Liberty Mint," "we," "us," and "our" refer to Liberty Mint, Ltd.

                    FORWARD LOOKING STATEMENTS

     This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Liberty Mint's control. These factors include but are not limited to economic conditions generally and in the markets in which Liberty Mint may participate; competition within Liberty Mint's chosen industry, including competition from much larger competitors; technological advances of competitors and failure by Liberty Mint to successfully develop business relationships.

                              PART I

                         ITEM 1: BUSINESS

Historical Development

     Liberty Mint, Ltd., was originally incorporated in the state of Colorado on March 15,1990 as St. Joseph Corp. VI. In July 1993 the company changed its name to Petrosavers International, Inc., in September 1996 it changed its name to Hana Acquisitions Inc and on June 9, 1997, the company changed its name to Liberty Mint, Ltd.

     In June of 1997, the Company acquired a 90% majority interest in Liberty Mint, Inc., a Utah corporation. Before the acquisition of Liberty Mint, Inc., Liberty Mint, Ltd. had not engaged in any material operations. Then in 1998 we formed a wholly owned subsidiary, Liberty Mint Marketing, Inc., a Utah corporation, which became SCCS, Inc. in 2001. In 1999 we formed another wholly owned subsidiary, The Great Western Mint, Inc., a Utah corporation.

     On October 8, 1999, Liberty Mint, Ltd. filed articles of merger with the state of Colorado and Nevada, effecting a change of domicile of the company to the state of Nevada. On September 23, 1999, Liberty Mint Ltd. sold its 90% interest in Liberty Mint, Inc. Then on December 31, 2001, Liberty Mint, Ltd. sold SCCS, Inc and The Great Western Mint, Inc.

Our Business

     During 2001 we operated through our two subsidiaries. The Great Western Mint, Inc. provided custom minting services for corporations, associations, government agencies, and other organizations that desired to produce a custom coin or commemorative. It also marketed proprietary coin related products and sculpture. SCCS, Inc. created and marketed licensed entertainment and sports related collectibles.

     During the 2001 year we determined that by pursuing our plan of operations for our subsidiaries, we would not likely generate any profits.
As a result, management decided it would be in our best interest to divest ourselves of our subsidiaries. Accordingly, we sold Great Western Mint, Inc. to Eugene PanKratz, our former Chief Financial Officer for $5,000. We sold SCCS, Inc. to SF Investments, LLC, an entity controlled by Daniel R.
Southwick, our director and officer.   In exchange for assuming all of the
liabilities of SCCS, Inc., Mr. Southwick received 100% of SCCS, Inc. in exchange for $25.00.

     During the past fiscal year we had hoped to pursue a plan to develop a marketing distribution structure of independent representatives to market gifts, art, museum authorized reproductions and other home and office decor. However, we were unable to implement this plan and are currently considering merger opportunities. Management has identified a potential merger candidate, but we are in preliminary negotiations and we cannot assure that an acquisition or merger will occur.

     Investigation and Selection of Merger Candidate

     We anticipate that potential merger candidates will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts with these various sources.

     Our management will analyze the potential merger candidates; however, none of our management are professional business analysts. (See, Part III, Item 9: "Directors and Executive Officers; . . .") A decision to participate in a specific sale may be made upon our management's analysis of the quality of the potential merger


                                3
<PAGE

candidate's management and personnel, the anticipated acceptability of the potential merger candidate's new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

     Form of Acquisition

     We cannot predict the manner in which we may participate in a merger. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. We may sell the company in an arm's length transaction to a potential acquirer or we may merge with an operating company through a reverse acquisition and retain partial ownership of the surviving company.

     Methods may include, but are not limited to, leases, purchase and sale agreements and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and parent company most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our shareholders.

     We likely will be acquired through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares also may be done simultaneously with a sale or transfer of our shares representing a controlling interest by current principal stockholders.

     Competition

     We expect to encounter substantial competition in our effort to locate a merger candidate. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive merger candidates. We also will experience competition from other inactive public companies, many of which may have more funds available for such transactions.

     Employees

     We currently have no employees. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating merger candidates.

                ITEM 2:  DESCRIPTION OF PROPERTY

     We do not currently own or lease any property. Until we have ongoing operations, we will not seek independent office space.

                   ITEM 3:  LEGAL PROCEEDINGS

     We have been contacted by the Internal Revenue Service regarding past withholding tax due related to our former subsidiary, Liberty Mint, Inc. Liberty Mint, Inc. owes approximately $35,000 to the IRS and we have acknowledged the debt on our balance sheet. We anticipate entering a settlement agreement with the IRS whereby we will be obligated to make monthly payments. At the present time, there is no current legal action against Liberty Mint, Ltd. on this issue.

     The Utah Department of Consumer Affairs contacted Liberty Mint, Ltd. on behalf of approximately 15 parties who are owed money by Liberty Mint, Inc. The Utah Department of Consumer Affairs requested a plan from Liberty Mint, Ltd. to resolve the outstanding debt. Management negotiated an extension of the settlement offers including issuance of our common stock. Four parties accepted the shares as settlement. None of the remaining parties nor the Utah Department of Consumer Affairs have formally filed any charges against the Liberty Mint, Ltd.

     We received a complaint filed in the Superior Court of California, County of Orange naming Liberty Mint, Ltd. aka Liberty Mint Marketing, Inc., successor to Liberty Mint, Inc. as defendant among other parties. The complaint was dated April 13, 2000 and was brought by Thomas P. Crawford as plaintiff. We have negotiated a settlement for $36,000 with payments starting on April 27, 2001 at $1,000 and escalating until payoff which is scheduled for October 2002. We are delinquent in these payments and believe that this has resulted in a judgment against Liberty Mint, Ltd. This legal proceeding is a result of Liberty Mint, Inc.'s actions and not a result of Liberty Mint, Ltd.'s operations. We divested ourselves of Liberty Mint, Inc. in 1999 and are attempting to settle certain outstanding claims. In March 2003 we successfully entered into a settlement agreement with Mr. Crawford wherein the obligations and the corresponding judgment were released in exchange for restricted common shares of Liberty Mint, Ltd.


   ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2002 fiscal year.


                             PART II

 ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is listed on the NASD OTC Bulletin Board under the symbol "LBRM." Prior to February 12, 2003, our common stock traded under the symbol "LBMT." The symbol was changed due to a reverse of 50 to 1. The following table represents the range of the high and low bid prices of our stock, adjusted to reflect the 50 to 1 reverse, as reported by the OTC Bulletin Board Historical Data Service for the 2002 year and by the National Quotation Bureau, LLC for the 2001 year. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. We cannot ensure that an active public market will develop in our common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

          Year          Quarter Ended          High          Low
          ----          -------------        ------        ------
          2001          March 31             $20.50        $ 1.08
                        June 30                1.55          0.80
                        September 3            2.75          1.25
                        December 31            1.25          0.55

          2002          March 31             $ 1.25        $ 8.00
                        June 30                0.85          0.35
                        September 30           1.00          0.50
                        December 31            1.00          0.25

     Our shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered
investment company; excluded from the definition on the basis of price   at
least $5.00 per share   or the issuer's net tangible assets.  If our shares
are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent disclosing recent price information for the penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

     As of April 7, 2003, we had approximately 310 shareholders of record. At December 31, 2002, we had outstanding options to purchase a total of 56,183 shares of our common stock at prices ranging from $2.75 to $300.00 per share. We have authorized 10,000,000 shares of preferred stock and in February 2003 we designated Series A and Series B preferred shares.

     We have not paid cash or stock dividends and have no present plan to pay any dividends, intending instead to reinvest our earnings, if any. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

Securities Authorized Under Equity Compensation Plans

     The following table lists the securities authorized for issuance under any equity compensation plans as of the year ended December 31, 2002. This chart includes individual compensation arrangements.


               Equity Compensation Plan Information
----------------------------------------------------------------------------
                                                            Number of
                                                            securities
                                                            remaining
                                                            available for
                                                            future issuance
                                                            under equity
                 Number of securities   Weighted-average    compensation
                 to be issued upon      exercise price of   plans (excluding
                 exercise of out-       outstanding         securities
                 standing options,      options, warrants   reflected
Plan category    warrants and rights    and rights          in column (a))
                        (a)                   (b)                (c)
---------------- ---------------------- ------------------- -----------------
Equity
compensation
plans approved
by security
holders                  0                     0                      0
---------------- ---------------------- ------------------- -----------------
Equity
compensation
plans not
approved by
security holders    56,183 (1)            $ 88.40                     0
---------------- ---------------------- ------------------- -----------------
Total               56,183                $ 88.40                     0
------------------------------------------------------------------------------
          (1) Represents shares granted under individual compensation arrangements.

     Individual Compensation Arrangements

     On September 13, 2001 we issued options to purchase 40,000 post-split common shares, at a post-split exercise price of $2.75 per share, to Livingston Wilson and Associates in consideration for marketing consulting services valued at $99,992. The options vested immediately and have a three year term, expiring in September 2004. Due to our inability to implement the Livingston Wilson marketing plan and receive the benefit of Livingston Wilson's oversight of the marketing plan, we believe the agreement is void. Management is presently negotiating a release from the option agreement with Livingston Wilson and Associates.

     In prior years, we granted options to purchase 8,183 post-split common shares at a post-split exercise price of $300 per share to employees as incentive based consideration. However, these options expired February 28, 2003.

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by us within the past three years without registration.

     In March 2003, we issued 6,639 common shares to Thomas P. Crawford for settlement of a judgment valued at $35,000. The shares were granted pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     In February 2003 we issued 111,600 common shares to SF Investments, Inc. as escrow agent to hold in escrow for the settlement of outstanding liabilities of the company. The shares were granted pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     In February 2003 we issued 21,113 common shares to American Investment Properties, Inc. for the release of a $113,161 payable and a $40,550 lien against a sculpture. The shares were granted pursuant to an exemption under
Section 4(2). No public offering was made and no commissions were paid on the transactions.

     In January 2003, we issued an aggregate of 3,969 post-split common shares in settlement of accounts payable totaling $16,596. The shares were granted pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     In December 2002 we issued 392 post-split common shares to three creditors for debt valued at $1,115. The shares were granted pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     In August 2001 we issued options to Livingston Wilson and Associates to purchase 40,000 post-split common shares with a post-split exercise price of $2.75. The options were granted in consideration for marketing consulting services. The options were granted pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     In August 2001 we issued 1,935 post-split common shares for conversion of debt valued at approximately $3,869. The shares were granted pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     In June 2001 we issued 40,000 post-split common shares to Windsor Partners for consulting services valued at $60,000. The shares were granted pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     In April 2001, we issued 44,000 post-split common shares for services rendered on our behalf by four individuals. The services were valued at $44,000. The shares were issued to accredited investors pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     In March 2001, we issued 153,333 post-split common shares for total proceeds of $300,000. The shares were issued to a single accredited investor pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     In February 2001, we granted 600 post-split common shares from our Employee Stock Option Plan to employees and consultants as incentive bonuses. The shares were granted pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     In February 2001, we issued 5,145 post-split common shares to settle liabilities of discontinued operations. The shares were issued to two individuals pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

     In September 2000, we issued 2,000 post-split common shares valued at $50,000 to Donna O'Dell. The shares were issued pursuant to an agreement entered into in 1998 whereby we received ITEX barter credits, and as part of the agreement we guaranteed the value of our shares to be $1.00 after one year. If the shares were not valued at $1.00 after one year we committed to issuing additional shares to bring the total value of all shares issued to Donna O'Dell to $100,000. We relied on Section 4(2) of the Securities Act of 1933 to effect the transaction. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

     In September 2000, we issued 3,600 post-split common shares valued at $45,000 to an individual for services rendered to the company pursuant to a written compensation plan. We registered the shares under an S-8 registration statement filed with the Securities and Exchange Commission.

     In September 2000 we issued 2,000 post-split common shares valued at $25,000 to Donna O'Dell as partial payment of a stock value guarantee we agreed to in 1998. We relied on the exemption from registration under section 4(6) of the 1933 Act. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

     In July 2000, we issued 12,000 post-split common shares for $100,000 cash to an accredited investor. We relied on the exemption from registration under section 4(6) of the 1933 Act. The shares were not issued in connection with any public offering and no commissions were paid on the transaction.

     From February 2000 through April 2000 we issued an aggregate of 71,755 post-split common shares for the exercise of options at $3.35 per share, post-split. The shares were granted pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     During the year ended December 31, 2002, management decided it would be in our best interests to divest ourselves of our wholly-owned subsidiaries and focus on a new plan of operations to develop a marketing organization to market gifts, art, museum authorized reproductions and other home and office decor. We were unable to launch these operations due to lack of funding and now are seeking a merger candidate or business opportunity.

Results of Operations

     The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the years ended December 31, 2002 and 2001.

     We recognize revenue when a product is shipped. For the 2002 year, net sales increased to $83,949, a 139.8% increase compared to $35,000 in net sales for the 2001 year.

     Cost of goods sold consists primarily of the cost of manufacturing and shipping product to customers. Cost of goods sold increased $53,149, or 225 %, for the 2002 year compared to the 2001 year. Cost of goods sold were 91.4% of sales for the 2002 year compared to 67.5% of sales for the 2001 comparable year. The increase in costs of goods sold resulted in a gross profit decrease of $4,200, or 36.9 %, for the 2002 year compared to the 2001 year.

     General and administrative expenses, which include general office expense, management and employees' salaries decreased $185,222, or 40.5%, for the 2002 year compared to the 2001 year. The 2002 general and administration expenses were less due to a reduction in employees and limited operations for seven months of the year.

     Loss from operations was $265,536 for the 2002 year compared to $446,558 for the 2001 year.

     We recorded total other expense of $152,205 for the 2002 year and $43,403 for the 2001 year. These total other expenses were primarily related to interest expense.

     Loss from continuing operations was $417,741 for the 2002 year compared to $489,961 for the 2001 year.

     We recorded income of $244,348 for the 2002 year related to a gain on settlement of contingent liabilities. For the 2001 year we recorded a net income from discontinued operations of $110,648 related to the sale of our wholly owned subsidiaries.

     We recorded a net loss of $173,393 for the 2002 year compared to a net loss of $379,313 for the 2001 year. Our net loss per common share was $0.20 for the 2002 year compared to $0.48 for the 2001 year.

Liquidity and Capital Resources

     We incurred significant losses in recent years and at the year ended December 31, 2002, we had a retained deficit of $7,304,843. Also, we had current liabilities in excess of current assets and no current ongoing operations. In the past, we relied on revenue from sales of our products and services to maintain operations. However, in 2001 we estimated that we would require a minimum monthly sales level of $150,000 in order to operate at a profit and we had not been able to achieve or maintain this level of sales. At the year ended December 31, 2001, we sold our two operating subsidiaries. These factors raise a substantial doubt about our ability to continue as a going concern. Management is seeking potential merger candidates or business opportunities and proposes to raise necessary funds through additional sales of our common stock.

     At December 31, 2002, we had $20 cash on hand and total current liabilities of $708,487 consisting of accrued liabilities, notes payable and accounts payable. Net cash used by operating activities was $214,994 for the 2002 year compared to $834,349 for the 2001 year. Net cash used by investing activities for the purchase of property and equipment was $5,941 for the 2002 year compared to net cash provided by investing activities of $3,689 from the sale of equipment. Net cash provided from financing activities was $220,376, which was primarily proceeds of $145,000 from a note payable and proceeds of $85,376 from advances on our line of credit. Net cash provided by financing activities for the 2001 year was $827,916, primarily related to $513,620 in advances from a line of credit and $300,000 in proceeds from the sale of our common stock.

     Commitments and Contingent Liabilities

     We have no material commitments for capital expenditures for the next twelve months. Our former subsidiaries may have existing liabilities, but management believes that we are not liable for them. There is a possibility that creditors and others may seek relief from our former subsidiaries and potentially we may be included in the claims due to the parent-subsidiary relationship that formerly existed. Management is not aware of any of claims or suits in which we are named as a debtor, and we believe that we would be successful in defending against any claim.

     On July 30, 2002 a credit line at Zions Bank came due. In August American Investment Properties, Inc., a controlling shareholder, paid off this line of credit at Zions Bank in the amount of $600,306. The line of credit was used to manufacture a gold sculpture authorized by Disneyland Resort called "Celebration Mickey." It was our intent to sell this sculpture for a profit, however, after numerous failed efforts to sell the sculpture the credit line became due. We were not able to extend the terms or pay any amount of the credit line. This forced the shareholder guarantor to step in and pay the loan. Pursuant to our agreement with the shareholder, and due to the forced payoff, we have forfeited our interest in the sculpture. This sculpture was previously represented on our balance sheet as inventory in the amount of $487,145. The shortfall of $113,161, which is the amount of the payoff over and above the actual cost of the inventory, was reflected as an increase in accounts payable. Additionally, Disneyland Resort acknowledged the sale of the sculpture at the sales price of $600,306. We have no further obligation to Disney, and other commission oriented agreements for over $650,000 that were based on a potential sale of the sculpture are now deemed to be void.

     In October 2002, American Investment Properties, Inc. agreed to auction the sculpture at an auction house with a minimum sales price of $823,000 and a commission of 15%. If the sale proceeds did not meet the minimum bid of $823,000, we agreed to reimburse the auction house $35,000 for advertising and promotional expenses. The sculpture did not sell and the auction house held a $40,550 lien against the sculpture for costs related to the unsuccessful auction, for which we may be liable. Subsequently, the lien was released when we issued 21,113 common shares to American Investment Properties for the release of the $113,161 payable and the $40,550 lien against the sculpture.

     In May 1999 we were named in a lawsuit alleging various causes of action related to liabilities of Liberty Mint, Inc., our former subsidiary. In January of 2001 management settled the suit for a total of $33,000, to be paid in six $1,000 monthly payments, six $2,000 payments and five $3,000 payments. We defaulted on the required payments; however, in March 2003, this obligation was settled with the issuance of 6,639 shares of common stock.

     In October of 1998 we issued 1,200 post-split shares of common stock to Donna O'Dell for advertising services valued at $60,000. We guaranteed that the shares would be able to be sold one year later for at least $1.00 per share. We issued 800 post-split shares in 1999. Then in 2000 we issued an additional 2,000 post-split shares as partial settlement of the guarantee. At December 31, 2002 we have recorded a $98,000 accrued expense related to this guarantee.

     Financing

     During the 2002 year, we have received forgiveness of debts totaling $244,348. Related parties have paid expenses on our behalf, forgiven notes payable or advanced funds to the company. We also relied on the issuance of common stock to pay for services rendered to the company or to convert debt. Management anticipates that additional capital for cash shortfalls will be provided by future loans or private placements of our common stock. We expect to issue private placements of stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

     If we fail to raise the necessary funds through private placements, we anticipate we will require debt financing from related or third parties. We have not investigated the availability, source and terms for external financing at this time and we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of any future cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.


ITEM 7: FINANCIAL STATEMENTS

                       LIBERTY MINT, LTD.

                       FINANCIAL STATEMENTS

                        DECEMBER 31, 2002

                        LIBERTY MINT, LTD.

                       FINANCIAL STATEMENTS



                             CONTENTS




                                                              PAGE

   -    Independent Auditor's Report                           1


   -    Balance Sheet, December 31, 2002                       2


   -    Statements of Operations, for the years
          ended December 31, 2002 and 2001                 3 - 4


   -    Statement of Stockholders' Equity (Deficit),
          for the years ended December 31, 2002
          and 2001                                             5


   -    Statements of Cash Flows, for the years
          ended December 31, 2002 and 2001                 6 - 7


   -    Notes to Financial Statements                     8 - 16

                  PRITCHETT, SILER & HARDY, P.C.
                   CERTIFIED PUBLIC ACCOUNTANTS
                  555 East 200 South, Suite 250
                    Salt Lake City, Utah 84102
                (801)328-2727 - FAX (801)328-1123



                   INDEPENDENT AUDITOR'S REPORT



Board of Directors
LIBERTY MINT, LTD.
Orem, Utah


We have audited the accompanying balance sheet of Liberty Mint, Ltd. as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Mint, Ltd. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since its inception, has current liabilities in excess of current assets and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy, PC

April 9, 2003
Salt Lake City, Utah

                        LIBERTY MINT, LTD.

                          BALANCE SHEET


                              ASSETS

                                                              December 31,
                                                                  2002
                                                             -------------
CURRENT ASSETS:
 Cash and cash equivalents                                   $         20
                                                             -------------
   Total Current Assets                                                20
                                                             -------------

                                                             $         20
                                                             =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                                            $    126,651
 Accounts Payable - related party                                 160,836
 Accrued Interest - related party                                 120,000
 Convertible note payable - related party                         135,000
 Liabilities of discontinued operations                            68,000
 Contingent stock guarantee                                        98,000
                                                             -------------
   Total Current Liabilities                                      708,487
                                                             -------------

COMMITMENTS AND CONTINGENCIES [See Note 10]                             -
                                                             -------------

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, no par value,
   10,000,000 shares authorized,
   no shares issued and outstanding                                     -
 Common stock, $.001 par value,
   50,000,000 shares authorized,
   856,670 shares issued and outstanding                              857
 Additional paid in capital                                     6,595,519
 Retained earnings (deficit)                                   (7,304,843)
                                                             -------------
   Total Stockholders' Equity (Deficit)                          (708,467)
                                                             -------------

                                                             $         20
                                                             =============





The accompanying notes are an integral part of this financial statement.

                        LIBERTY MINT, LTD.

                     STATEMENTS OF OPERATIONS


                                                      For the Year Ended
                                                          December 31,
                                                       2002         2001
                                                  ------------- -------------
SALES                                             $     83,949  $     35,000

COST OF GOODS SOLD                                      76,766        23,617
                                                  ------------- -------------
GROSS PROFIT                                             7,183        11,383
                                                  ------------- -------------
OPERATING EXPENSES:
 General and administrative                            272,719       457,941
                                                  ------------- -------------

LOSS FROM OPERATIONS                                  (265,536)     (446,558)
                                                  ------------- -------------
OTHER INCOME (EXPENSE):
 Interest expense                                     (150,788)      (43,698)
 Interest Income                                             -           295
 Loss on disposal of equipment                          (1,417)            -
                                                  ------------- -------------
  Total Other Income (Expense)                        (152,205)      (43,403)
                                                  ------------- -------------

LOSS BEFORE INCOME TAXES                              (417,741)     (489,961)

CURRENT TAX EXPENSE                                          -             -

DEFERRED TAX EXPENSE                                         -             -
                                                  ------------- -------------

LOSS FROM CONTINUING OPERATIONS                       (417,741)     (489,961)
                                                  ------------- -------------
DISCONTINUED OPERATIONS:
 Net gain from discontinuance of The Great
  Western Mint and Liberty Mint Marketing, Inc.
  (including 576,433 gain on disposal of The
  Great Western Mint, Liberty Mint Marketing,
  Inc., and Liberty Mint, Inc.                               -       110,648
 Income taxes                                                -             -
 Gain on settlement of contingent liabilities          244,348             -
                                                  ------------- -------------

NET INCOME FROM DISCONTINUED OPERATIONS                244,348       110,648
                                                  ------------- -------------

NET LOSS                                          $   (173,393) $   (379,313)
                                                  ============= =============


                           [Continued]

                        LIBERTY MINT, LTD.

                     STATEMENTS OF OPERATIONS

                           [Continued]

                                                       For the Year Ended
                                                          December 31,
                                                      2002            2001
                                                  ------------- -------------
LOSS PER COMMON SHARE:
 Continuing operations                            $       (.49) $       (.62)
 Net gain from discontinued business                         -           .14
 Forgiveness of debt                                       .29             -
                                                  ------------- -------------

 Net loss per common share                        $       (.20) $       (.48)
                                                  ============= =============



















The accompanying notes are an integral part of these financial statements.






                                LIBERTY MINT, LTD.

                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                    [RESTATED]


                          Preferred Stock         Common Stock        Additional   Stock         Retained
                        ------------------- -------------------------  Paid in     Subscription  Earnings
                          Shares   Amount      Shares       Amount     Capital     Receivable    (Deficit)
                        --------- --------- ------------ ------------ ------------ ------------ ------------

BALANCE,
 December 31, 2000             -  $      -      611,265  $       611  $ 5,852,347  $  (124,208) $(6,752,137)

February 2001, stock
issued for debt relief
at $4.00 per share             -         -        5,145            5       20,573            -            -

February 2001, stock
issued to employees
for services valued
at $600, or $1.00 per
share                          -         -          600            1          599            -            -

March 2001, stock
issued for cash  at
$.1.96 per share               -         -      153,333          153      299,847            -            -

April 2001, stock
issued for services
at $.1.00 per share            -         -       44,000           44       43,956            -            -

July 2001, stock
issued for services
at $1.50 per share             -         -       40,000           40       59,960            -            -

August 2001, stock
issued for settlement
of debt at $2.00 per
share                          -         -        1,935            2        3,867            -            -

Fair value of options
to purchase 40,000
shares of common stock
at $2.75 per share             -         -            -            -       99,992            -            -

Cancellation of stock
subscription receivable        -         -            -            -     (124,208)     124,208            -

Net loss for the year
ended December 31, 2001        -         -            -            -            -            -     (379,313)
                        --------- --------- ------------ ------------ ------------ ------------ ------------
BALANCE,
December 31, 2001              -         -      856,278          856    6,256,933            -   (7,131,450)

Capital Contributions          -         -            -            -      337,472            -            -

December 2002, stock
issued for debt relief
at approximately
$2.84 per share                -         -          392            1        1,114            -            -

Net loss for the year
ended December 31, 2002        -         -            -            -            -            -     (173,393)
                        --------- --------- ------------ ------------ ------------ ------------ ------------
BALANCE,
December 31, 2002              -  $      -      856,670  $       857  $ 6,595,519  $         -  $(7,304,843)
                        ========= ========= ============ ============ ============ ============ ============











     The accompanying notes are an integral part of this financial statement.



                                LIBERTY MINT, LTD.

                             STATEMENTS OF CASH FLOWS

                 Increase (Decrease) in Cash and Cash Equivalents

                                                                                For the Year Ended
                                                                                    December 31,
                                                                                  2002          2001
                                                                            ------------- -------------
Cash Flows From Operating Activities:
 Net Loss                                                                   $   (173,393) $   (379,313)
 Adjustments to reconcile net loss to net cash used by
   operating activities:
    Depreciation and amortization                                                    147        23,794
    Gain on forgiveness of debt                                                 (244,348)            -
    Non-cash expenses                                                              2,553       204,592
    (Gain) loss on disposition of discontinued operations                              -      (576,433)
    Loss on disposal of equipment                                                  1,417             -
    Changes in assets and liabilities:
      Decrease in accounts receivable                                              7,500        72,940
      (Increase) decrease in inventory                                             8,000      (425,690)
      Decrease in prepaid expenses                                                     -       193,296
      (Increase) decrease in other assets                                          3,100        (2,493)
      Increase in accounts payable                                               108,182        22,006
      Increase in accounts payable - related party                                     -        18,101
      (Decrease) in factoring advances                                                 -       (67,339)
      Increase in accrued liabilities                                            121,848       188,073
      (Decrease) in customer deposits                                                  -       (93,501)
      (Decrease) in liabilities of discontinued operations                       (50,000)      (12,382)
                                                                            ------------- -------------
         Net Cash (Used) by Operating Activities                                (214,994)     (834,349)
                                                                            ------------- -------------
Cash Flows From Investing Activities:
  Purchases of property and equipment                                             (5,941)      (23,644)
  Proceeds from sale of equipment                                                      -        27,333
                                                                            ------------- -------------

         Net Cash Provided (Used) by Investing Activities                         (5,941)        3,689
                                                                            ------------- -------------
Cash Flows From Financing Activities:
  Proceeds from notes payable - related party                                    145,000        14,296
  Payment on notes payable - related party                                       (10,000)            -
  Advances on line of credit                                                      85,376       513,620
  Proceeds from common stock issuances                                                 -       300,000
                                                                            ------------- -------------

         Net Cash Provided by Financing Activities                               220,376       827,916
                                                                            ------------- -------------
Increase (Decrease) in Cash and Cash Equivalents                                    (559)       (2,744)

Cash and Cash Equivalents at Beginning of Period                                     579         3,323
                                                                            ------------- -------------

Cash and Cash Equivalents at End of Period                                  $         20  $        579
                                                                            ============= =============


                                    [Continued]

                                        -8-

                                LIBERTY MINT, LTD.

                             STATEMENTS OF CASH FLOWS

                 Increase (Decrease) in Cash and Cash Equivalents
                                    [Continued]
                                                                              For the Year Ended
                                                                                  December 31,
                                                                                 2002          2001
                                                                            ------------- -------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                $     14,721  $         -
    Income taxes                                                            $          -  $         -



Supplemental Disclosures of Non-Cash Investing and Financing Activities:

For the year ended December 31, 2002:

A shareholder of the Company paid $2,553 in advertising on behalf of the Company and forgave the resulting liability.  Due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.

The Company delivered equipment with a carrying value of $6,363 to settle $4,946 in related party accounts payable, resulting in a loss on disposition of $1,417.

An entity controlled by a director and officer of the company paid the $600,306 line of credit in accordance with their guarantee of the line and foreclosed on the sculpture with a carrying value of $487,145.  The balance of $113,161 was recorded as a payable to the related entity.

A shareholder of the Company forgave a convertible note payable and related interest totaling $334,919.  Due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.

The Company issued 392 shares of common stock in settlement of $1,115 in accounts payables.

The Company received debt forgiveness of contingent debt, which resulted in an extraordinary gain of
$231,000. The Company settled $18,500 in debt by delivery of inventory with an $8,000 basis, resulting in debt forgiveness of $10,500.

For the year ended December 31, 2001:

The Company issued 600 shares of common stock to employees for bonuses valued at $600, or $1.00 per share.
The Company issued 44,000 shares of common stock for consulting services valued at $44,000, or $1.00 per share.  The Company also issued 40,000 shares of common stock for consulting services valued at $60,000, or
$1.50 per share.  The Company issued options to purchase 40,000 shares of common stock at $2.75 per share for consulting services valued at $99,992.

The Company issued 5,145 shares of common stock for debt relief of $20,578, or $4.00 per share.  The Company also issued 1,935 shares of common stock for debt relief of $3,869, or $2.00 per share.

The Company cancelled stock subscriptions in the amount of $124,208.

The Company sold its subsidiary, The Great Western Mint, Inc., to an officer of The Great Western Mint, Inc.
for $5,000, resulting in a gain of $254,500.  The Company also sold its subsidiary, SCCS, Inc. to an entity controlled by an officer of the Company for $25, resulting in a gain of $169,778.



    The accompanying notes are an integral part of these financial statements.

         20
                                        -7-

                        LIBERTY MINT, LTD.

                  NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation - The financial statements are that of Liberty Mint, Ltd. (a Nevada Corporation incorporated as of October 8, 1999 to change the state of domicile from Colorado). The Company was formerly known as Hana Acquisitions, Inc., a Colorado Corporation incorporated on March 13, 1990. The Company has minimal operations in marketing information and consulting services related to starting Internet-based businesses. The Company is also currently seeking business opportunities or potential business acquisitions.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Inventory - The Company carries inventory at lower of cost or market.

Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in operations. Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets of five years.

Revenue Recognition - Revenue is recognized when the product is shipped.

Advertising Expense - Advertising costs are expensed as incurred. Advertising expense amounted to $43,243 and $9,236 for the years ended December 31, 2002 and 2001, respectively.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes [See Note 7].

Loss Per Share - The Company calculates loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the Company to present basic loss per share and dilutive loss per share when the effect is dilutive. The computation of loss per share is based on the weighted average number of shares outstanding during the period presented [See Note 6].

Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123 and, accordingly, the Company has elected to determine net income using previous accounting standards.

Restatement   The accompanying financial statements have been restated to reflect the effect of a 50 for 1 reverse stock split on effective February 13, 2003.

                        LIBERTY MINT, LTD.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

Liberty Mint, Inc. - During September 1999, the Company sold all of its shares in Liberty Mint, Inc. a 90% owned subsidiary for $25. The Company has recorded net liabilities of discontinued operations of $68,000 at December 31, 2002 for subsidiary liabilities that the Company estimates it may be responsible to pay. During the year ended December 31, 2002, the Company paid $50,000 to settle $281,000 in contingent liabilities which resulted in debt forgiveness of $231,000.

SCCS, Inc. (formerly Liberty Mint Marketing, Inc.) - On July 2, 1998, the Company organized a wholly owned subsidiary, Liberty Mint Marketing, Inc. ["LMM"], in the state of Utah. The Company engaged in licensing and marketing of entertainment related collectibles. In 2001, LMM changed its name to SCCS, Inc. On December 31, 2001, the Company entered into an agreement to sell its subsidiary, SCCS, Inc., to an entity controlled by an officer of the Company for $25. All revenues and expenses associated with this business have been netted and reclassified as discontinued operations on the statement of operations for all periods presented. Revenue for the years ended December 31, 2002 and 2001 related to these operations was $0 and $29,418, respectively.

The Great Western Mint, Inc. - On September 20, 1999, the Company organized a wholly owned subsidiary, The Great Western Mint, Inc. ["GWM"], in the state of Utah. The Company engaged in creating custom minted collectibles. On December 31, 2001, the Company sold GWM to an officer of GWM for $5,000 cash. All revenues and expenses associated with this business have been netted and reclassified as discontinued operations on the statement of operations for all periods presented. Revenue for the years ended December 31, 2002 and 2001 related to these operations was $0 and $591,723, respectively.

                        LIBERTY MINT, LTD.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 2 - DISCONTINUED OPERATIONS [Continued]

The following is a condensed proforma statement of operations that reflects what the presentation would have been if the Company had not discontinued the operations of SCCS, Inc. & GWM.

                                                        For the Year Ended
                                                           December 31,
                                                        2002          2001
                                                   ------------- -------------
        Net revenues                               $     83,949  $    819,974
        Cost of Good Sold                               (76,766)     (558,339)
        Operating expenses                             (272,719)   (1,108,992)
        Other income (expense)                         (152,205)     (108,389)
                                                   ------------- -------------
        Net loss                                   $   (417,741) $   (955,746)
                                                   ------------- -------------

        Loss per share                             $       (.49) $      (1.21)
                                                   ------------- -------------


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception, has current liabilities in excess of current assets and has no current on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business mergers and or business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - INVENTORY AND LINE OF CREDIT

In December 2001, the Company secured a line of credit for $700,000 with a $700,000 letter of credit put up by an entity controlled by a director/shareholder of the Company [See Note 9]. The line of credit accrued interest at 1% over prime and was due February 28, 2002. During August 2002, the Company's line of credit with a balance of $600,306 was called due and payable by the lender. Since the Company was unable to pay the balance, the related entity paid the line of credit and took possession of the Company's Mickey Mouse sculpture with a carrying value of $487,145. The balance of $113,161 was recorded as a payable to the related entity. During October 2002, the related entity agreed to pay a commission of 15% with a minimum sales price of $823,000 and agreed to auction the sculpture at an auction house with which the Company had previous arrangements. The minimum sales price was not met and the Sculpture did not sell the auction house holds a $40,550 lien against the sculpture for advertising and insurance cost related to the unsuccessful auction. Subsequent to the year ended December 31, 2002, the Company issued 21,113 shares of Common stock to the related entity having with possession of the sculpture for the release of the $113,161 payable and to allow the $40,550 lien against the sculpture to be paid from any proceeds from the sculptures eventual sale.

                        LIBERTY MINT, LTD.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - ACCRUED LIABILITIES

The following is a summary of accrued liabilities as of:

                                                  December 31,
                                                      2002
                                                 -------------
    Accrued interest - related party             $    120,000
    Contingency on stock guarantee                     98,000
                                                 -------------
                                                 $    218,000
                                                 -------------

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the period:

                                                       For the Year Ended
                                                           December 31,
                                                       2002            2001
                                                   ------------- -------------
    Loss from continuing operations (numerator)    $   (417,741) $   (489,961)
    Net gain from discontinued entities                       -       110,648
    Forgiveness of debt on a previously
     discontinued entity                                244,348             -
                                                   ------------- -------------
    Loss available to common shareholders (numerator)  (173,393)     (379,313)
                                                   ------------- -------------
    Weighted average number of common shares
    outstanding used in loss per share for the
    period (denominator)                                856,281       789,092
                                                   ------------- -------------


At December 31, 2002, the Company had options outstanding to purchase 56,183 shares of common stock at prices ranging from $2.75 to $300 per share that were not included in the computation of diluted loss per share because their effect was anti-dilutive. Subsequent to the year ended December 31, 2002 the Company issued 143,321 shares of common stock in settlement of approximately $205,307 in liabilities of the Company. The Company further issued 200,000 series B convertible preferred shares convertible into 60,000,000 shares at the time of issuance in return for the cancellation of 165,333 common shares and the cancellation of a $25,000 note payable. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                        LIBERTY MINT, LTD.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2002 an operating loss carryforwards of approximately $7,000,000 that may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred tax assets are approximately $2,380,000 and $2,047,000 as of December 31, 2002 and 2001,
respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2002 is approximately $333,000.

NOTE 8 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, no par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. At December 31, 2002, no shares were issued and outstanding. Subsequent to the year ended December 31, 2002, the Company designated Series A and Series B preferred shares and issued 200,000 series B preferred shares [See Note 11].

Common Stock - The Company has authorized 50,000,000 shares of common stock, $.001 par value. In December 2002, the Company issued 392 shares of its previously authorized but unissued common stock for relief of debts totaling $1,115, or approximately $2.84 per share.

In August 2001, the Company issued 1,935 shares of its previously authorized but unissued common stock for relief of debts totaling $3,869, or $2.00 per share.

In April 2001, the Company issued 44,000 shares of its previously authorized but unissued common stock for consulting services valued at $44,000, or $1.00 per share.

In July 2001, the Company issued 40,000 shares of its previously authorized but unissued common stock for consulting services valued at $60,000, or $1.50 per share.

In March 2001, the Company issued 153,333 shares of its previously authorized but unissued common stock for cash of $300,000, or $1.96 per share.

In February 2001, the Company issued 600 shares of its previously authorized but unissued common stock to employees as a bonus valued at $600, or $1.00 per share.

In February 2001, the Company issued 5,145 shares of its previously authorized but unissued common stock for relief of debts totaling $20,578, or $4.00 per share.

                        LIBERTY MINT, LTD.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK [Continued]

Stock Options - During September 2001, the Company issued options to purchase 40,000 shares of common stock at $2.75 per share for consulting services valued at $99,992. The options vested immediately and have a three-year life.

The Company accounts for stock options in accordance with APB No. 25 and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

A summary of the status of the options granted under the Company's stock option plans and other agreements at December 31, 2002 and 2001, and changes during the years then ended is presented below:





                                      December 31, 2002         December 31, 2001
                                --------------------------- --------------------------
                                                Weighted                   Weighted
                                                Average                    Average
                                  Shares     Exercise Price   Shares    Exercise Price
                                ------------ -------------- ----------- --------------
Outstanding at  beginning
 of period                           80,006  $     72.50        40,306  $     143.50
Granted                                  -             -        40,000          2.75
Exercised                                -             -             -             -
Forfeited                                -             -             -             -
Expired                            (23,823)       102.00          (300)       293.50
                                ------------ -------------- ----------- --------------

Outstanding at end of Period        56,183   $     88.50        80,006  $      72.50
                                ------------ -------------- ----------- --------------
Weighted average fair value of
 options granted during the year         -   $         -        40,000  $       2.50
                               ------------ -------------- ----------- --------------


A summary of the status of the options outstanding at December 31, 2002 is presented below:


                    Options Outstanding             Options Exercisable
             ------------------------------------ ------------------------
                         Weighted-
                         Average      Weighted-                 Weighted-
   Range of              Remaining    Average                   Average
   Exercise  Number      Contractual  Exercise     Number       Exercise
   Prices    Outstanding Life         Price        Exercisable  Price
  ---------- ----------- ------------ ------------ ------------ -----------
   $   2.75      40,000   1.25 years  $      2.75       40,000  $    2.75
     300.00      16,183    .58 years       300.00       16,183     300.00
  ---------- ----------- ------------ ------------ ------------ -----------



Cancellation of Subscription Receivable - During the year ended December 31, 2001, the Company cancelled a stock subscription receivable of $124,208.

Capital Contributions - During the year ended December 31, 2002, a shareholder of the Company paid $2,553 in advertising on behalf of the Company and forgave the resulting liability. Due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.

During the year ended December 31, 2002, a shareholder of the Company forgave a convertible note payable and related interest totaling $334,919. Due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.

                        LIBERTY MINT, LTD.

                  NOTES TO FINANCIAL STATEMENTS


NOTE 8 - CAPITAL STOCK [Continued]

Warrants - During the year ended December 31, 2002, warrants to purchase 59,133 shares of common stock expired with no warrants exercised. At December 31, 2002, the Company has no warrants outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable - During 1997, the Company issued a $200,000 12% convertible note payable to a shareholder of the Company. The interest on the note was payable quarterly. The note matured on November 18, 2000. The note and any related accrued interest was convertible into common stock of the Company at the option of the holder at 60% of the fair market value of the Company's common stock on the date of conversion. The intrinsic value of the beneficial conversion feature on the date of issuance was $133,333, which was charged to interest expense and credited to additional paid in capital. During the year ended December 31, 2002, the shareholder forgave the convertible note payable and related interest totaling $334,919. Due to the related party nature of the debt forgiveness, it has been accounted for as a capital contribution.

The Company received proceeds of $100,000 and $25,000 from a shareholder of the Company. The $100,000 note is due upon demand and has a verbal guarantee for interest payment of $100,000. At December 31, 2002, the Company owed $100,000 in principle and $100,000 in accrued interest related to this note. The $25,000 note was subsequently converted into preferred shares [See Note 11].

The Company received proceeds of $20,000 from a relative of an officer/director. The advance is due upon demand and has a verbal guarantee for interest payment of $20,000. The Company has repaid $10,000 leaving a balance of $10,000 at December 31, 2002.

Accounts payable   related party   At December 31, 2002, the Company owes the
Company's president and an entity controlled by the Company president a total of $47,675 for amounts advanced to the company and deferred salaries.

During 2001, an entity controlled by a director/shareholder of the Company put up a $700,000 letter of credit to guarantee the Company's $700,000 line of credit. During August 2002, the Company's line of credit with a balance of $600,306 was called due and payable by the lender. Since the Company was unable to pay the balance, the related entity paid the line of credit and took possession of the Company's Mickey Mouse sculpture with a carrying value of $487,145. The balance of $113,161 was recorded as a payable to the related entity. [See Note 4].

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation - In May 1999, the Company was named in a lawsuit alleging various causes of action related to liabilities of Liberty Mint, Inc. During January 2001, the Company settled the suit for a total of $33,000 to be paid in six $1,000 monthly payments, six $2,000 payments and five $3,000 payments. In addition, the settlement calls for the return of certain coin dies and ingot dies and the issuance of 5,000 shares of the Company's Class A common stock. These amounts have been accrued as part of the estimated liabilities of discontinued operations. The Company is currently in default on making the required payments. Subsequent to the year ended December 31, 2002, the Company settled the judgment through the issuance of 6,639 shares of Common stock.

                        LIBERTY MINT, LTD.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES [Continued]

Stock Value Guarantee - In December 1998, the Company issued 1,200 shares of its previously authorized but unissued common stock for advertising services valued at $60,000, or $50.00 per share. The Company guaranteed that the shares would be able to be sold one year later for at least $50.00 per share. In 1999, the Company issued an additional 800 shares of common stock under the same agreement for advertising services valued at $40,000, or $50.00 per share. In 2000, the Company issued an additional 2,000 shares of common stock as partial settlement of the guarantee, and the Company further agreed to issue a sufficient amount of shares in order for total proceeds from the sale of the shares to total $100,000 if the trading price is less than $50.00 per share. At December 31, 2002, the Company has recorded a $98,000 accrued expense as the market price of the Company's common stock was less than the guaranteed amount.

Sale of The Great Western Mint, Inc. Subsidiary - During December 2001, the Company sold all of its shares of The Great Western Mint, Inc., a 100% owned subsidiary, for $5,000 [See Note 2]. Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the previous parent-subsidiary relationship. The Company is not currently named in nor is it aware of any such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and that there would be no material negative impact on the financial position of the Company. Management further believes that, with the passage of time, the likelihood of any such claims being raised will become more remote.

Sale of SCCS, Inc. (formerly Liberty Mint Marketing, Inc.) Subsidiary - During December 2001, the Company sold all of its shares of SCCS, Inc. (formerly Liberty Mint Marketing, Inc.), a 100% owned subsidiary, for $25 [See Note 2]. Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the previous parent-subsidiary relationship. The Company is not currently named in nor is it aware of any such claims or suits against its former subsidiary.
Management believes that the Company would be successful in defending against any such claims and that there would be no material negative impact on the financial position of the Company. Management further believes that, with the passage of time, the likelihood of any such claims being raised will become more remote.

Sale of Liberty Mint, Inc. Subsidiary - During September 1999, the Company sold all of its shares of Liberty Mint, Inc., a 90% owned subsidiary, for $25 [See Note 2]. Management believes that the Company is not liable for any existing liabilities of its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the previous parent-subsidiary relationship. The Company was named in one suit prior to the disposition of Liberty Mint, Inc. [See below] but is not currently named in nor is it aware of any other such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and that there would be no material negative impact on the financial position of the Company. Management further believes that, with the passage of time, the likelihood of any such claims being raised will become more remote.

                        LIBERTY MINT, LTD.

                  NOTES TO FINANCIAL STATEMENTS

       NOTE 10 - COMMITMENTS AND CONTINGENCIES [Continued]

The Utah Department of Consumer Affairs ("UDCA") contacted the Company on behalf of approximately 15 parties who are owed money by Liberty Mint, Inc. The UDCA requested a plan from the Company to resolve the outstanding debt. The Company carried on negotiations and extended settlement offers including issuance of its common stock. Four of the parties accepted shares of common stock of the Company as settlement. None of the remaining parties nor the UDCA have formally filed any charges against the Company.

Management intends to vigorously defend itself in the above actions and any others that may arise and believes that it has adequately estimated and accrued liabilities to cover these items.

NOTE 11 - SUBSEQUENT EVENTS

Stock Split   On February 13, 2003, the Company effected a 50 for 1 reverse stock split. The accompanying financial statements have been restated to reflect the effect of the split.

Accounts Payable Settled through Stock Issuances - Subsequent to December 31, 2002, the Company issued 3,969 shares of its previously authorized but unissued common stock in settlement of accounts payable totaling $16,596 or approximately $4.18 per share.

Liabilities of Discontinued Operations Settled through Stock Issuance - Subsequent to December 31, 2002, the Company issued 6,639 shares of its previously authorized but unissued common stock for relief of debts totaling $33,000, or approximately $4.97 per share.

Liabilities of Unsuccessful Sculpture Sale Settled through Stock Issuance Subsequent to the year ended December 31, 2002, the Company issued 21,113 shares of Common stock to the related entity having with possession of the sculpture for the release of the $113,161 payable and to allow the $40,550 lien against the sculpture to be paid from any proceeds from the sculpture eventual sale [See Note 4].

Designation and Issuance of Series B Convertible Preferred Stock - During February, 2003, the Company designated 813,333 Series A convertible preferred shares and 200,000 Series B convertible preferred shares. These preferred shares are non-redeemable, are convertible into common stock of the Company at the option of the holder (after October 1, 2004 for Series A Preferred)(at any time for Series B Preferred) at a rate of 300 common for each preferred with such rate being adjustable for reclassification, exchange, substitution, reorganization, merger, consolidation or sale of assets, are entitled to dividends at the same time and on parity with holders of common stock as if on the record date the preferred shares had be converted into common at the conversion rate and have voting rights as if the preferred shares had converted into common at the conversion rate. The Company has further agreed to reserve the necessary common shares for issuance upon conversion of the preferred shares. During February 2003, the Company entered into an agreement with shareholder and noteholder to issue 200,000 Series B Preferred convertible preferred shares in exchange for the return and cancellation of 165,333 common shares and a $25,000 note payable. As of March 31, 2003, the Company has insufficient common shares authorized to reserve adequate common shares if the issued Series B preferred shares were converted.

Shares Held in Escrow - The Company has issued 111,600 shares of common stock to director and officer to hold in escrow for the settlement of certain outstanding liability of the Company.

      ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no change, or disagreement with, our principal independent accountants during the past two fiscal years.

                             PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

Directors and Executive Officers

     Our executive officers and directors and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. Our bylaws require not less than three and no more than seven directors who serve until our next annual meeting or until each is succeeded by another qualified director. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name                   Age      Position                       Director Since
-------               -----     --------                       --------------
Daniel R. Southwick    50       Director, President,
                                Secretary, Treasurer           April 1999
                                CEO and CFO
John C. Pennington     53       Director                       July 1998
William C. Schmidt     58       Director                       July 1998

     Daniel R. Southwick - has served as President and a Director since April 1999. He was appointed to the offices of Secretary and Treasurer during 2002. From September 1996 until April 1999 he served as Vice President of Corporate Development and as our Director. From September 1996 until June 1997, he served as Vice President of Corporate Development for Liberty Mint, Inc. He has been a small business entrepreneur since 1977. Past experience includes President of International Trade & Investments, Ltd., a placer mining company, and President of Parkside Industries, Inc., a telecom reseller company located in Sarasota, Florida. From 1992 to 1996, Mr. Southwick served as president of Parkside Industries, Inc.

     John C. Pennington- has served as a Director since July of 1998. Mr. Pennington is a graduate of the University of Miami and has over 20 years of sales and marketing experience. Mr. Pennington held the position of Vice President of Telesales and Services with Vacation Break U.S.A. of Ft. Lauderdale, Florida from May 1994 until July 1998. Prior to May of 1994 he had served as a Vice President of Sales and Marketing with Cooperative Retirement Services and Vice President of National Accounts with Ryder P.I.E. Nationwide. In these roles he had Senior Executive responsibilities for sales and operations, domestically and internationally. Since January 1, 1999, Pennington has served on the board of Imperial Majesty Cruise Line and International Water Makers.

     William C. Schmidt - is a Certified Public Accountant specializing in corporate taxes and acquisition financing and has been a member of the American Institute of Certified Public Accountants since 1971. From January of 1998 until the present, Schmidt has been serving as the Executive Vice President of American Investment Properties, an investment advisory company. Mr. Schmidt is an employee of American Investment Properties, but has no ownership interest in American Investment Properties. He was Vice President of Special Projects and Chief Financial Officer of Vacation Break USA, Inc. from October of 1991 until December of 1997. He is a graduate of Susquehanna University with a Bachelor of Science degree in accounting.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2002, to the best of our knowledge all reports have been timely filed.

                 ITEM 10: EXECUTIVE COMPENSATION

     The following tables show the compensation paid in cash, stock or stock options to our President, Mr. Southwick, in all capacities during the past three fiscal years. The other executive officers and directors did not receive any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from us during the past three fiscal years.

  _________________SUMMARY COMPENSATION TABLE__________________

                                         Annual Compensation
                                         -------------------
Name and principal                                           Other annual
position                     Year       Salary       Bonus   compensation
--------------------        ------      -------      -----   ------------

Daniel R. Southwick          2002    $  84,000 (1)   $ 0     $  0
President, Secretary         2001       84,000         0        0
Treasurer, Director          2000       84,000         0        0

     (1) Includes $35,000 paid and $49,000 accrued salary.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our management and any person or group who beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 999,991 post-split shares of common stock outstanding as of April 7, 2003, and any shares the each of the following persons may acquire within 60 days by the exercise of options.

                    CERTAIN BENEFICIAL OWNERS




                                      Common Stock Beneficially Owned
                                      -------------------------------
Name and Address of                   Number of Shares of
Beneficial Owners                     Common Stock         Percentage of Class
----------------------                ---------------      ------------------
American Investment Properties, Inc.     192,114 (1)               19.2%
88 NE 5th Avenue
Del Ray, FL 33483

Summerbreeze Capital Strategies, LLC     217,502                    21.8%
201 West 3200 North
Provo, UT 84604

SF Investments, LLC                       75,519 (2)                7.6%
105 S. State Street, #123
Orem, UT 84058

Kevin Ludlow                              60,649                    6.1%
2623 Willow Bend Dr.
Sandy, UT 84094


                            MANAGEMENT

                                       Common Stock Beneficially Owned
                                       -------------------------------
Name and Address of                    Number of Shares of      Percentage of
Beneficial Owners                      Common Stock             Class
-------------------                    ------------             ------

Daniel R. Southwick                      75,519 (2)             7.6%
105 S. State Street, #123
Orem, UT 84058

John C. Pennington                          600                 Less than 1%
1539 SE 11th Street
Deerfield Beach, FL 33441

William C. Schmidt                      192,114 (3)             19.2%
88 NE 5th Avenue
Del Ray, FL 33483

All executive officers and              268,233                 26.8%
directors as a group

     (1) Includes 167,948 shares held by American Investment Properties; 24,167 shares held by its owner, Ralph P. Muller; and 20,000 shares held by its Vice President William C. Schmidt, our Director.
     (2) Includes shares held by SF Investments, LLC a company owned by Mr. Southwick
     (3) Includes 20,000 shares held by Mr. Schmidt; 167,948 shares held by American Investment Properties; and 24,167 shares held by its owner, Ralph P. Muller.



     ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information summarizes certain transactions either we engaged in during the past two years or we propose to engage in involving our executive officers, directors, more than 5% stockholders or immediate family members of such persons.

     In August 2002 American Investment Properties, Inc., a more than 10% shareholder, paid off a line of credit at Zions Bank in the amount of $600,306. We were not able to extend the terms or pay any amount of the credit line when the credit line came due. American Investment Properties, as guarantor, was forced to pay the loan. In October 2002, American Investment Properties agreed to pay a commission of 15% with a minimum sales price of $823,000 and agreed to auction a sculpture at an auction house. Since the sale proceeds did not meet the minimum bid of $823,000, we agreed to reimburse the auction house $40,550 in costs related to the unsuccessful auction. In February 2003, we issued 21,113 common shares to American Investment Properties, Inc. for the release of the $113,161 payable and the $40,550 lien against the sculpture.

     During the first quarter of 2002, we borrowed $100,000 and $25,000 from Scott Hansen, a more than 5% shareholder. We also borrowed $20,000 from Lynette Southwick, the wife of our President, Daniel R. Southwick. The notes are unsecured, due on demand, and we agreed to pay interest of 100% of the principal for the $100,000 and $20,000 loans. At the year ended December 31, 2002, we owed $225,000 on the Hansen loan and $30,000 on the Southwick loan.

     In February 2003, we authorized the issuance of 200,000 shares of Class B Preferred Stock to Scott Hansen in consideration for a $25,000 note payable and retirement of 165,333 common shares. As of the date of this filing, this transaction has not been completed and the preferred shares have not been issued and the common stock has not been retired.

            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

No.      Description                                                  Location

3.1      Articles of Incorporation of St. Joseph Corp. VI                 (1)
3.2      Articles of Amendment for St. Joseph Corp. VI                    (1)
3.3      Articles of Amendment for Petrosavers International, Inc.        (1)
3.4      Articles of Amendments for Hana Acquisitions, Inc.               (1)
3.5      Articles of Incorporation of Liberty Mint, Ltd.                  (1)
3.6      Articles of Merger of Liberty Mint, Ltd.                         (1)
99.1     Section 1350 certification

     (1) Incorporated herein by reference to the Company's Form 10-SB/A2 as filed with the Securities and Exchange Commission on March 27, 2000.

                 ITEM 14: CONTROLS AND PROCEDURES

     During the year ended December 31, 2002, we formalized the procedures we rely on to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On April 2, 2003, our CEO and CFO, Daniel R. Southwick, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures. Due to funding constraints we were unable to file this report in a timely manner.

     Also, Mr. Southwick did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                LIBERTY MINT, LTD.



                                 /s/ Daniel R. Southwick
Date: April 14, 2003         By:_______________________________________
                                Daniel R. Southwick
                                President, Secretary/Treasurer and Director
                                CEO and CFO


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                 /s/ William C. Schmidt
Date: April 14,  2003        By:______________________________________
                                 William C. Schmidt
                                 Director



              CHIEF EXECUTIVE OFFICER CERTIFICATION


I, Daniel R. Southwick, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Liberty Mint, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              /s/ Daniel R. Southwick
Date: April 14, 2003          ____________________________________
                              Daniel R. Southwick
                              Chief Executive Officer



              CHIEF FINANCIAL OFFICER CERTIFICATION


I, Daniel R. Southwick, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Liberty Mint, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                               /s/ Daniel R. Southwick
Date: April 14, 2003          ____________________________________
                              Daniel R. Southwick
                              Chief Financial Officer