Form 10QSB
period 2003-03-31
LIBERTY MINT LTD
filed 2003-05-20
CIK 1042420

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For quarterly period ended March 31, 2003

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

As of May 19, 2003, the registrant had 999,991 post-split shares of common stock outstanding

Transitional small business disclosure format:  Yes [  ]  No [X]

                        TABLE OF CONTENTS


                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Management's Discussion and Analysis.............................8

Item 3:  Controls and Procedures..........................................9

                    PART II: OTHER INFORMATION

Item 1:  Legal Proceedings................................................9

Item 2:  Changes in Securities and Use of Proceeds.......................10

Item 5:  Other Information...............................................10

Item 6:  Exhibits and Reports on Form 8-K ...............................11

Signatures and Certifications ...........................................12











                  PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three month periods ended March 31, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                        Liberty Mint Ltd.
                  (a Development Stage Company)

                       Financial Statements

                          March 31, 2003

                        Liberty Mint, Ltd.
                  (a Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                     March 31,    December 31,
                                                       2003          2002
                                                   ------------- -------------
                                                    (Unaudited)

Current Assets
  Cash and Cash Equivalents                        $          -  $         20
                                                   ------------- -------------

    Total Current Assets                                      -            20
                                                   ------------- -------------

    Total Assets                                   $          -  $         20
                                                   ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Liabilities from Discontinued Operations         $    425,168  $    708,487
                                                   ------------- -------------

    Total Current Liabilities                           425,168       708,487
                                                   ------------- -------------
Stockholders' Equity
  Preferred Stock, Authorized 10,000,000 Shares,
   No Par Value,  No Shares Issued and  Outstanding            -             -
  Common Stock, Authorized 50,000,000 Shares of
   $.001 Par Value, Issued and Outstanding
    999,991 and 856,670, Respectively                     1,000           857
  Additional Paid in Capital                          6,833,835     6,595,519
  Retained Earnings (Deficit)                        (7,260,003)   (7,304,843)
                                                   ------------- -------------

    Total Stockholders' Equity                         (425,168)     (708,467)
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $          -  $         20
                                                   ============= =============

                        Liberty Mint, Ltd.
                  (a Development Stage Company)
                     Statements of Operations
                           (Unaudited)



                                For the Three For the Three From Inception of Months Ended Months Ended Development Stage
                                March 31,      March 31,     January 1, 2003
                                2003           2002          to March 31, 2003
                                -------------- ------------- -----------------

Revenues                        $           -  $          -  $          -

Cost of Sales                               -             -             -
                                -------------- ------------- -------------

Gross Profit (Loss)                         -             -             -
                                -------------- ------------- -------------
Operating Expenses
  General & Administrative                250             -           250
                                -------------- ------------- -------------

    Total Expenses                        250             -           250
                                -------------- ------------- -------------

Net Operating Income (Loss)              (250)            -          (250)
                                -------------- ------------- -------------
Other Income(Expense)
  Other Income                            230             -           230
  Interest Expense                          -             -             -
                                -------------- ------------- -------------

    Total Other Income(Expense)           230             -           230
                                -------------- ------------- -------------
Income (Loss) Before
  Income Taxes                            (20)            -           (20)

Provision (Benefit) for
  Income Taxes                              -             -             -
                                -------------- ------------- -------------
Income (Loss) from
  Continuing Operations                   (20)            -           (20)
                                -------------- ------------- -------------
Discontinued Operations:
  Gain (Loss) from Discontinued
   Operations (Net of Income
   Tax Benefit of $0)                       -       (76,106)            -
  Gain (Loss) on Disposal (Net
   of Income Taxes of $0)              44,860             -        44,860
                                -------------- ------------- -------------
Income (Loss) from
  Discontinued Operations              44,860       (76,106)       44,860
                                -------------- ------------- -------------

Net Income (Loss)               $      44,840  $    (76,106) $     44,840
                                ============== ============= =============

Net Income (Loss) Per Share     $        0.05  $      (0.09) $       0.05
                                ============== ============= =============
Weighted Average Shares
  Outstanding                         944,260       856,670       944,260
                                ============== ============= =============



                           Liberty Mint, Ltd.
                      (a Development Stage Company)
                        Statements of Cash Flows
                               (Unaudited)


                                                  For the Three Months Ended  From Inception of
                                                            March 31,         Development Stage
                                                 ---------------------------- January 1, 2003
                                                     2003            2002     to March 31, 2003
                                                 -------------- ------------- -----------------

Cash Flows from Operating Activities
 Net Income (Loss)                               $      44,840  $    (76,106) $       44,840
 Less: Loss (Gain) from Discontinued Operations        (44,860)       76,106         (44,860)
                                                 -------------- ------------- -----------------
    Income(Loss) from Continuing Operations                (20)            -             (20)
 Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations:
    Depreciation & Amortization                              -             -               -
 Change in Assets and Liabilities:
    (Increase) Decrease in:
    Accounts Receivable                                      -             -               -
    Receivable - Related Party                               -             -               -
    Prepaid Expenses                                         -             -               -
    Interest Receivable                                      -             -               -
    Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                    -             -               -
    Deferred Revenues                                        -             -               -
                                                 -------------- ------------- ----------------

 Net Cash Provided(Used) by Operating Activities           (20)            -             (20)
                                                 -------------- ------------- ----------------

Cash Flows from Investing Activities:                        -             -               -
                                                 -------------- ------------- ----------------

Cash Flows from Financing Activities:                        -             -               -
                                                 -------------- ------------- ----------------
  Net Cash Provided By (Used In)
  Continuing Operations                                    (20)            -             (20)

  Net Cash Provided By (Used In)
   Discontinued Operations                                   -         1,429               -
                                                 -------------- ------------- ----------------

Increase (Decrease) in Cash                                (20)        1,429             (20)
                                                 -------------- ------------- ----------------

Cash and Cash Equivalents at Beginning of Period            20           579              20
                                                 -------------- ------------- ----------------

Cash and Cash Equivalents at End of Period       $           -  $      2,008  $            -
                                                 ============== ============= ================

Cash Paid For:
  Interest                                       $           -  $      7,557  $            -
  Income Taxes                                   $           -  $          -  $            -


Supplemental Disclosures of Non-Cash
 Investing and Financing Activities:

  Stock Issued in Settlement of Liabilities      $     238,459  $          -  $      238,459






                        Liberty Mint Ltd.
                  (a Development Stage Company)
                Notes to the Financial Statements
                          March 31, 2003



GENERAL

Liberty Mint Ltd., the Company, has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

DEVELOPMENT STAGE

As of January 1, 2003, the Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The Company has no operations and is currently seeking business opportunities or potential business acquisitions.

LIABILITIES FROM DISCONTINUED OPERATIONS

                                             March 31, 2003  December 31, 2002
                                             --------------  -----------------
Current Liabilities:
  Accounts Payable                           $     100,195   $     194,651
  Accounts Payable - Related Party                       -         160,836
  Accrued Interest - Related Party                 101,315         120,000
  Convertible Note Payable - Related Party         135,000         135,000
  Contingent Stock Guarantee                        88,658          98,000
                                             --------------  --------------
    Total Current Liabilities                $     425,168   $     708,487
                                             ==============  ==============
REVERSE STOCK SPLIT

In February 2003, the Board of Directors authorized a 50 to 1 reverse stock split. The financial statements have been retroactively restated for the reverse stock split.

      In this quarterly report references to "Liberty Mint," "we," "us," and "our" refer to Liberty Mint, Ltd.

                    FORWARD LOOKING STATEMENTS

      This report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Liberty Mint's control. These factors include but are not limited to economic conditions generally and in the markets in which Liberty Mint may participate; competition within Liberty Mint's chosen industry, including competition from much larger competitors; technological advances of competitors and failure by Liberty Mint to successfully develop business relationships.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

      We have a limited operating history, have sustained operating losses since inception and have ceased development of our products. We incurred significant losses in recent years and for the three month period ended March 31, 2003, we had a retained deficit of $7,260,003. In addition, as of January 1, 2003, we are a development stage company. These factors raise a substantial doubt about our ability to continue as a going concern.
Management is seeking potential merger candidates or business opportunities and anticipates that we will fund our operations through additional sales of our common stock.

Results of Operations

      The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the three month periods ended March 31, 2003 and 2002, our first quarter.

      As a result of divesting ourselves of our operating subsidiaries in late December 2001, we had no revenues for both the 2002 and 2003 first quarters. We recorded operating expenses of $250 for the 2003 first quarter and no operating expense for the 2002 first quarter. We recognized a loss from discontinued operations of $76,106 for the 2002 first quarter and recognized a gain on disposal of discontinued operations of $44,860 for the 2003 first quarter. Our net loss per common share was $0.05 for the 2003 first quarter compared to $0.09 for the 2002 first quarter.

Liquidity and Capital Resources

      At March 31, 2003, we had no cash on hand and total current liabilities of $425,168 compared to $20 cash on hand and total current liabilities of $708,487 at December 31, 2002. Our total current liabilities consisted of accounts payable, accrued interest, notes payable and a contingent stock guarantee related to our discontinued operations.

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

Commitments and Contingent Liabilities

      Our contingent liabilities at the end of the 2003 first quarter were $425,168 and were related to liabilities from our discontinued operations. These liabilities include accounts payable of $100,195, a convertible note of $135,000, accrued interest of $101,315 and a contingent stock guarantee liability of $88,658.

      The stock guarantee liability is related to two transactions that occurred in 1998 and 1999. In October of 1998 we issued 1,200 post-split shares of common stock to Donna O'Dell for advertising services valued at $60,000. Then in September 1999 we issued another 800 post-split common shares to Ms. O'Dell for advertising services valued at $40,000. We guaranteed that the shares would be able to be sold one year later for at least $1.00 per share. When the market price was below a $1.00 one year later, we were obligated to issue more shares to Ms. O'Dell. In 2000 we issued an additional 2,000 post-split shares as partial settlement of the guarantee. At March 31, 2003, we recorded a $88,658 accrued expense related to this guarantee. In March 2003, this agreement was assigned to an unrelated third party. In the event the third party elects to pursue a settlement, we may be required to issue approximately 1.1 million shares (based on our recent trading price of $0.08 per share) which may result in the third party holding over 50% of our issued and outstanding shares.

        During the 2003 first quarter we settled an outstanding liability related to litigation instigated in prior years. A lawsuit was filed in May 1999 in which we were named and which alleged various causes of action related to the liabilities of Liberty Mint, Inc., our former subsidiary. In January of 2001 management settled the suit for a total of $33,000, to be paid in six $1,000 monthly payments, six $2,000 payments and five $3,000 payments. However, we defaulted on the required payments and in March 2003, we settled the remaining obligation with the issuance of 6,639 shares of common stock valued at approximately $35,000.

Financing

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

ITEM 3: CONTROLS AND PROCEDURES

      We rely on internal controls and procedures to ensure that material information regarding our company and its operations is provided to the public in a timely manner. On May 10, 2003, our CEO and Principal Financial Officer, Daniel R. Southwick, evaluated the effectiveness of these disclosure controls and procedures and determined that there were no significant deficiencies in these procedures. However, due to a recent change in auditors, we were unable to file this quarterly report in a timely manner.

      Also, Mr. Southwick did not identify any deficiencies or material weaknesses in our internal controls, nor did he identify fraud that involved management or other employees who had a significant role in our internal controls. He did not find any deficiencies or weaknesses which would require changes to be made or corrective actions to be taken related to our internal controls.

                   PART II:  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

      In April 2003, we received a request from a bankruptcy trustee regarding assets of the bankruptcy estate of Gene Pankratz, our former Chief Financial Officer and Director. Mr. Pankrantz claimed assets related to shares of Liberty Mint, Ltd., ownership of Great Western, Inc. and any past due wages. We responded to the request stating that the claims were without merit. On May 5, 2003, the bankruptcy trustee provided notice of intent to abandoned these properties.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Stock Reverse

      On February 12, 2003, our board of directors authorized a 50-to-1 reverse split of our common stock which reduced our issued and outstanding shares from 50,000,000 to 999,991. As a result, our common stock listing on the NASD OTC Bulletin Board changed to the symbol "LBRM."

Recent Sales of Unregistered Securities

      The following discussion describes all securities sold without registration by Liberty Mint, Ltd. during the three month period ended March 31, 2003, through a recent date.

      In March 2003, we issued 6,639 common shares to Thomas P. Crawford for settlement of a judgment valued at $35,000. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      In February 2003 we issued 111,600 common shares to SF Investments, Inc. as escrow agent to hold in escrow for the settlement of outstanding liabilities of the company. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      In February 2003 we issued 21,113 common shares to American Investment Properties, Inc. for the release of a $113,161 payable and a $40,550 lien against a sculpture. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      In January 2003, we issued an aggregate of 3,969 post-split common shares in settlement of accounts payable totaling $16,596. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

ITEM 5:  OTHER INFORMATION

Changes in Certifying Accountant

      In May 2003 our board of directors determined it would be in our best interest to change auditors and the board recommended and approved such action. On May 13, 2003, we requested and received the resignation of Pritchett, Siler & Hardy, P.C. Pritchett, Siler & Hardy, P.C. had audited our financials statements for the years ended December 31, 2002 and 2001. Pritchett, Siler & Hardy, P.C.'s reports for each of the two fiscal years were modified in their reference to the uncertainty of Liberty Mint's ability to continue as a going concern. Except for this modification, the reports did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Pritchett, Siler & Hardy, P.C. on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of resignation.

      On May 15, 2003 we engaged Chisholm & Associates, Certified Public Accountants, as our new independent auditors. Prior to May 15, 2003 we did not consult with Chisholm & Associates regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Chisholm & Associates concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue. Nor did we consult with Chisholm &

Associates as to any matter that was either the subject of a disagreement or a reportable event with Pritchett, Siler & Hardy, P.C. during the two most recent fiscal years and any interim period preceding the date of engagement.

Resignation of Directors

      On May 13, 2003, William C. Schmidt resigned as our director. Mr. Schmidt had served as our director since July 1998 and now will pursue other interests. As a result of Mr. Schmidt's resignation, our Board appointed Ben Hoskins as a director. Mr. Hoskins is 31 years old and for the past five years has been an entrepreneur focused on high technology startup companies.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

Exhibit            Description

  3.1 Articles of Incorporation of Liberty Mint, Ltd. (Incorporated by reference to Form 10-SB/A2, filed March 27, 2000)
  3.2 Articles of Merger of Liberty Mint, Ltd. (Incorporated by reference to Form 10-SB/A2, filed March 27, 2000)
  3.3 Bylaws of Liberty Mint, Ltd (Incorporated by reference to Form 10-SB/A2, filed March 27, 2000)
 16.1       Letter of Agreement from Pritchett, Siler & Hardy, P.C.
 99.1       Section 1350 certification

Reports on Form 8-K

      None

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              LIBERTY MINT, LTD.



                              /s/ Daniel R. Southwick
Date: May 20, 2003       By:_______________________________________________
                            Daniel R. Southwick
                            President, Secretary/Treasurer and Director
                            CEO and Principal Financial Officer


              CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Daniel R. Southwick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Liberty Mint, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                         /s/ Daniel R. Southwick
Date: May 20, 2003      _________________________________________________
                        Daniel R. Southwick, Chief Executive Officer




            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Daniel R. Southwick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Liberty Mint, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                          /s/ Daniel R. Southwick
Date: May 20, 2003      _________________________________________________
                        Daniel R. Southwick, Principal Financial Officer