Form 10QSB
period 2003-06-30
LIBERTY MINT LTD
filed 2003-08-11
CIK 1042420

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For quarterly period ended June 30, 2003

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

As of July 28, 2003, the registrant had 999,991 post-split shares of common stock outstanding

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Management's Discussion and Analysis...............................8

Item 3:  Controls and Procedures............................................9

                    PART II: OTHER INFORMATION

Item 1:  Legal Proceedings.................................................10

Item 2:  Changes in Securities and Use of Proceeds.........................10

Item 6:  Exhibits and Reports on Form 8-K..................................10

Signatures.................................................................10



                  PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and six month periods ended June 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                        Liberty Mint Ltd.
                  (a Development Stage Company)

                       Financial Statements

                          June 30, 2003

                        Liberty Mint, Ltd.
                  (a Development Stage Company)
                          Balance Sheets



                              ASSETS

                                                      June 30,   December 31,
                                                        2003         2002
                                                   ------------- -------------
                                                     (Unaudited)

Current Assets
  Cash and Cash Equivalents                         $         -  $         20
                                                   ------------- -------------
Total Current Assets                                          -            20
                                                   ------------- -------------

    Total Assets                                   $          -  $         20
                                                   ============= =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                 $     37,371  $          -
  Accounts Payable - Related Party                          428             -
  Liabilities from Discontinued Operations              411,836       708,487
                                                   ------------- -------------

    Total Current Liabilities                           449,635       708,487
                                                   ------------- -------------
Stockholders' Equity
  Preferred Stock, Authorized 10,000,000
   Shares, No Par Value, No Shares Issued
   and Outstanding                                            -             -
  Common Stock, Authorized 50,000,000 Shares
   of $.001 Par Value, Issued and Outstanding
   999,991 and 856,670, Respectively                      1,000           857
  Additional Paid in Capital                          6,847,167     6,595,519
  Retained Earnings (Deficit)                        (7,297,802)   (7,304,843)
                                                   ------------- -------------

   Total Stockholders' Equity                          (449,635)     (708,467)
                                                   ------------- -------------

   Total Liabilities and Stockholders' Equity      $          -  $         20
                                                   ============= =============





                              Liberty Mint, Ltd.
                         (a Development Stage Company)
                           Statements of Operations

                                   (Unaudited)

                                                                                         From
                                                                                         Inception of
                                                                                         Development
                                                                                         Stage
                             For the        For the        For the        For the        January 1,
                             Three Months   Three Months   Six Months     Six Months     2003
                             Ended June 30, Ended June 30, Ended June 30, Ended June 30, to June 30,
                             2003           2002           2003           2002           2003
                             -------------- -------------- -------------- -------------- --------------
Revenues                     $           -  $           -  $           -  $           -  $           -

Cost of Sales                            -              -              -              -              -
                             -------------- -------------- -------------- -------------- --------------

Gross Profit (Loss)                      -              -              -              -              -
                             -------------- -------------- -------------- -------------- --------------

Operating Expenses
  General & Administrative          37,799              -         38,049              -         38,049
                             -------------- -------------- -------------- -------------- --------------

    Total Expenses                  37,799              -         38,049              -         38,049
                             -------------- -------------- -------------- -------------- --------------

Net Operating Income (Loss)        (37,799)             -        (38,049)             -        (38,049)
                             -------------- -------------- -------------- -------------- --------------

Other Income(Expense)
  Other Income                           -              -            230              -            230
  Interest Expense                       -              -              -              -              -
                             -------------- -------------- -------------- -------------- --------------
    Total Other Income
     (Expense)                           -              -            230              -            230
                             -------------- -------------- -------------- -------------- --------------
Income (Loss) Before
 Income Taxes                      (37,799)             -        (37,819)             -        (37,819)

Provision (Benefit)
 for Income Taxes                        -              -              -              -              -
                             -------------- -------------- -------------- -------------- --------------
Income (Loss) from
 Continuing Operations             (37,799)             -        (37,819)             -        (37,819)
                             -------------- -------------- -------------- -------------- --------------
Discontinued Operations:

  Gain (Loss) from
  Discontinued Operations
  (Net of Income Taxes of $0)            -         14,084             -         (62,022)             -

  Gain (Loss) on Disposal
  (Net of Income Taxes of $0)            -              -         44,860              -         44,860
                             -------------- -------------- -------------- -------------- --------------
Income (Loss) from
 Discontinued Operations                 -         14,084         44,860        (62,022)        44,860
                             -------------- -------------- -------------- -------------- --------------

Net Income (Loss)            $     (37,799) $      14,084  $       7,041  $     (62,022) $       7,041
                             ============== ============== ============== ============== ==============

Net Income (Loss) Per Share  $       (0.04) $        0.02  $        0.01  $       (0.07) $        0.01
                             ============== ============== ============== ============== ==============
Weighted Average
 Shares Outstanding              1,002,291        856,278        973,273        856,278        973,273
                             ============== ============== ============== ============== ==============






                               Liberty Mint, Ltd.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      From
                                                           For the Six Months Ended   Inception of
                                                                     June 30,         Development Stage
                                                          --------------------------- January 1, 2003 to
                                                                 2003          2002   June 30, 2003
                                                          ------------- ------------- ------------------
Cash Flows from Operating Activities

  Net Income (Loss)                                       $      7,041  $    (62,022) $       7,041
  Less: Loss (Gain) from Discontinued Operations               (44,860)       62,022        (44,860)
                                                          ------------- ------------- --------------
   Income(Loss) from Continuing Operations                     (37,819)            -        (37,819)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided by Operations:
     Depreciation & Amortization                                     -             -              -
  Change in Assets and Liabilities:
     (Increase) Decrease in:
     Accounts Receivable                                             -             -              -
     Receivable - Related Party                                      -             -              -
     Prepaid Expenses                                                -             -              -
     Interest Receivable                                             -             -              -
     Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                      37,799             -         37,799
     Deferred Revenues                                               -             -              -
                                                          ------------- ------------- --------------

  Net Cash Provided (Used) by Operating Activities                 (20)            -            (20)
                                                          ------------- ------------- --------------

Cash Flows from Investing Activities:                                -             -              -
                                                          ------------- ------------- --------------
Cash Flows from Financing Activities:
  Proceeds from Notes Payable                                        -             -              -
  Proceeds from Notes Payable - Related Party                        -             -              -
                                                          ------------- ------------- --------------

  Net Cash Provided(Used) by Financing Activities                    -             -              -
                                                          ------------- ------------- --------------

  Net Cash Provided (Used) by Continuing Operations                (20)            -            (20)
  Net Cash Provided (Used) by Discontinued Operations                -          (579)             -
                                                          ------------- ------------- --------------

Increase (Decrease) in Cash                                        (20)         (579)           (20)

Cash and Cash Equivalents at Beginning of Period                    20           579             20
                                                          ------------- ------------- --------------

Cash and Cash Equivalents at End of Period                $          -  $          -  $           -
                                                          ============= ============= ==============
Cash Paid For:
  Interest                                                $          -  $          -  $           -
  Income Taxes                                            $          -  $          -  $           -

Supplemental Disclosures of Non-Cash Investing
and Financing Activities:
  Stock Issued in Settlement of Liabilities               $    251,790  $          -  $     251,790


                                        6

                        Liberty Mint Ltd.
                  (a Development Stage Company)
                Notes to the Financial Statements
                          June 30, 2003

GENERAL
-------

Liberty Mint Ltd., the Company, has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

UNAUDITED INFORMATION
---------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

DEVELOPMENT STAGE
-----------------

As of January 1, 2003, the Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The Company has no operations and is currently seeking business opportunities or potential business acquisitions.

LIABILITIES FROM DISCONTINUED OPERATIONS
----------------------------------------
                                             June 30, 2003   December 31, 2002
                                             -------------   -----------------
Current Liabilities:
  Accounts Payable                           $     86,863    $     194,651
  Accounts Payable - Related Party                      -          160,836
  Accrued Interest - Related Party                101,315          120,000
  Convertible Note Payable - Related Party        135,000          135,000
  Contingent Stock Guarantee                       88,658           98,000
                                             -------------   --------------
    Total Current Liabilities                $    411,836    $     708,487
                                             =============   ==============

REVERSE STOCK SPLIT
-------------------

In February 2003, the Board of Directors authorized a 50 to 1 reverse stock split. The financial statements have been retroactively restated for the reverse stock split.

     In this quarterly report references to "Liberty Mint," "we," "us," and "our" refer to Liberty Mint, Ltd.

                    FORWARD LOOKING STATEMENTS

    This report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Liberty Mint's control. These factors include but are not limited to economic conditions generally and in the industries which Liberty Mint may participate; competition within Liberty Mint's chosen market and failure by Liberty Mint to successfully develop business relationships.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS

    We have a limited operating history, have sustained operating losses since inception and have ceased development of our products. As of January 1, 2003, we are a development stage company and for the six month period ended June 30, 2003, we had a retained deficit of $7,297,802. These factors raise a substantial doubt about our ability to continue as a going concern.
Management is seeking potential merger candidates or business opportunities and anticipates that we will fund our operations through additional sales of our common stock.

Results of Operations

     The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the three and six month periods ended June 30, 2003 and 2002.

     As a result of divesting ourselves of our operating subsidiaries in late December 2001, our financial statements do not show revenues for the three and six month periods ended June 30, 2003 and 2002. We recorded operating expenses of $38,049 for the 2003 six month period and $37,799 for the 2003 second quarter, while not recognizing any expenses in the 2002 comparable time periods.

     We recorded income from disposal of discontinued operations of $44,860 for the 2003 six month period compared to a loss from discontinued operations of $62,022 for the 2002 six month period. We did not recognize a loss or gain from discontinued operations in the 2003 second quarter compared to a gain from discontinued operations of $14,084 for the 2002 second quarter.

     Our net income per common share was $0.01 for the 2003 six month period compared to net loss per share of $0.07 for the 2002 six month period. We recorded a net loss per share of $0.04 for the 2003 second quarter compared to net income per share of $0.02 for the 2002 six month period. The financial statements have been retroactively restated to reflect a 50-to-1 reverse stock split completed in February 2003.

Liquidity and Capital Resources

    At June 30, 2003, we had no cash on hand and total current liabilities of $449,635 compared to $20 cash on hand and total current liabilities of $708,487 at December 31, 2002. Our total current liabilities were primarily related to $411,836 of liabilities from our discontinued operations.


    Related parties have paid expenses on our behalf, forgiven notes payable or advanced funds to us. We also relied on the issuance of common stock to pay for services rendered to the company or to convert debt. Management anticipates that additional capital for cash shortfalls will be provided by loans from related parties or private placements of our common stock. We expect to issue any stock pursuant to exemptions provided by federal and state securities laws rather than conduct a public offering. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingent Liabilities

    Our liabilities at the end of the 2003 six month period were primarily related to liabilities from our discontinued operations. These liabilities included accounts payable of $86,863, a convertible note of $135,000, accrued interest of $101,315 and a contingent stock guarantee liability of $88,658. Subsequently, in July 2003 litigation was instigated seeking $90,000 in legal fees (See, "Part II, Item 1: Legal Proceedings," for further details).

    The stock guarantee liability is related to two transactions that occurred in 1998 and 1999. In October of 1998 we issued 1,200 post-split shares of common stock to Donna O'Dell for advertising services valued at $60,000. Then in September 1999 we issued another 800 post-split common shares to Ms. O'Dell for advertising services valued at $40,000. We guaranteed that the shares would be able to be sold one year later for at least $1.00 per share. When the market price was below a $1.00 one year later, we were obligated to issue more shares to Ms. O'Dell. In 2000 we issued an additional 2,000 post-split shares as partial settlement of the guarantee. In March 2003, this agreement was assigned to an unrelated third party. In the event the third party elects to pursue a settlement, we may be required to issue approximately 1.5 million shares (based on our recent trading price of $0.06 per share) which may result in that third party holding over 50% of our issued and outstanding shares. At June 30, 2003, we recorded a $88,658 accrued expense related to this guarantee.

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

Financing

     If we fail to raise the necessary funds through private placements, we anticipate we will require debt financing from related or third parties. We have not investigated the availability, source and terms for third party financing at this time and we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of any future cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who is our Chief Executive Officer and acts in the capacity of our principal financial officer, caused disclosure controls and procedures to be designed and established to ensure that material information is made known to him in a timely manner by others within the company. Our President reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures.

     Also, our President evaluated the design and operation of our internal control over financial reporting which relates to our ability to record, process, summarize and report financial information. He did not find any significant deficiency or material weakness which would require changes to be made or corrective actions to be taken related to our internal control over financial reporting. Nor did he identify fraud that involved management or other employees who had a significant role in our internal control over financial reporting.

                   PART II:  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

     On July 9, 2003, Richard D. Surber filed a complaint in the Third Judicial District Court in and for the County of Salt Lake, State of Utah, alleging that Liberty Mint, Ltd. owed him approximately $90,000 for legal services provided to the company from 1999 to the present. Management intends to contest the fees and has filed an answer to the complaint.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Stock Reverse

     On February 12, 2003, our board of directors authorized a 50-to-1 reverse split of our common stock which reduced our issued and outstanding shares from 50,000,000 to 999,991. As a result, our common stock listing on the NASD OTC Bulletin Board changed to the symbol "LBRM."

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

Part II  Exhibits

3.1 Articles of Incorporation of Liberty Mint, Ltd. (Incorporated by reference to Form 10-SB/A2, filed March 27, 2000)
3.2 Articles of Merger of Liberty Mint, Ltd. (Incorporated by reference to Form 10-SB/A2, filed March 27, 2000)
3.3 Bylaws of Liberty Mint, Ltd (Incorporated by reference to Form 10-SB/A2, filed March 27, 2000)
31.1     Section 302 Chief Executive Officer Certification
31.2     Section 302 Principal Financial Officer Certification
32.1     Section 1350 Certification

Reports on Form 8-K

         None


                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                LIBERTY MINT, LTD.



                                /s/ Daniel R. Southwick
Date: August 8, 2003        By:_______________________________________________
                                Daniel R. Southwick
                                President, Secretary/Treasurer and Director
                                CEO and Principal Financial Officer