Form 10QSB
period 2003-09-30
LIBERTY MINT LTD
filed 2003-11-13
CIK 1042420

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarterly period ended September 30, 2003

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

As of October 28, 2003, Liberty Mint, LTD. had 999,991 post-split shares of common stock outstanding

Transitional small business disclosure format:  Yes [ ]  No [X]

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements............................................. 3

Item 2:  Management's Discussion and Analysis............................. 8

Item 3:  Controls and Procedures.......................................... 9

                    PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K ................................ 9

Signatures................................................................10






                  PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to our statements of operations for the three and nine month periods ended September 30, 2003 and 2002 is unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine month period ended September 30, 2003, are not necessarily indicative of results to be expected for any subsequent period.

                        Liberty Mint Ltd.
                  (a Development Stage Company)

                       Financial Statements

                        September 30, 2003

                        Liberty Mint, Ltd.
                  (a Development Stage Company)
                          Balance Sheets


                              ASSETS


                                                   September 30,  December 31,
                                                        2003         2002
                                                   ------------- -------------
                                                    (Unaudited)
Current Assets
  Cash and Cash Equivalents                        $          -  $         20
                                                   ------------- -------------

Total Current Assets                                          -            20
                                                   ------------- -------------

    Total Assets                                   $          -  $         20
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                 $     37,843  $          -
  Accounts Payable - Related Party                          428             -
  Liabilities from Discontinued Operations              411,836       708,487
                                                   ------------- -------------

Total Current Liabilities                               450,107       708,487
                                                   ------------- -------------
Stockholders' Equity
  Preferred Stock, Authorized 10,000,000 Shares,
   No Par Value, No Shares Issued and Outstanding             -             -
  Common Stock, Authorized 50,000,000 Shares of
   $.001 Par Value, Issued and Outstanding 999,991
   and 856,670, Respectively                              1,000           857
  Additional Paid in Capital                          6,847,167     6,595,519
  Retained Earnings (Deficit)                        (7,298,274)   (7,304,843)
                                                   ------------- -------------

Total Stockholders' Equity                             (450,107)     (708,467)
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $          -  $         20
                                                   ============= =============



The accompanying notes are an integral part of these financial statements.


                              Liberty Mint, Ltd.
                         (a Development Stage Company)
                           Statements of Operations
                                  (Unaudited)
                                                                                      From
                                                                                      Inception of
                                                                                      Development
                          For the Three  For the Three  For the Nine   For the Nine   Stage
                          Months Ended   Months Ended   Months Ended   Months Ended   January 1, 2003
                          September 30,  September 30,  September 30,  September 30,  to September 30,
                          2003           2002           2003           2002           2003
                          -------------- -------------- -------------- -------------- --------------
Revenues                  $           -  $           -  $           -  $           -  $           -

Cost of Sales                         -              -              -              -              -
                          -------------- -------------- -------------- -------------- --------------

Gross Profit (Loss)                   -              -              -              -              -
                          -------------- -------------- -------------- -------------- --------------
Operating Expenses
  General & Administrative          472              -         38,521              -         38,521
                          -------------- -------------- -------------- -------------- --------------

    Total Expenses                  472              -         38,521              -         38,521
                          -------------- -------------- -------------- -------------- --------------

Net Operating Income (Loss)        (472)             -        (38,521)             -        (38,521)
                          -------------- -------------- -------------- -------------- --------------
Other Income(Expense)
  Other Income                        -              -            230              -            230
  Interest Expense                    -              -              -              -              -
                          -------------- -------------- -------------- -------------- --------------
    Total Other Income
     (Expense)                        -              -            230              -            230
                          -------------- -------------- -------------- -------------- --------------
Income (Loss) Before
 Income Taxes                      (472)             -        (38,291)             -        (38,291)

Provision (Benefit) for
 Income Taxes                         -              -              -              -              -
                          -------------- -------------- -------------- -------------- --------------
Income (Loss) from
 Continuing Operations             (472)             -        (38,291)             -        (38,291)
                          -------------- -------------- -------------- -------------- --------------
Discontinued Operations:
  Gain (Loss) from
   Discontinued
   Operations (Net of
   Income Taxes of $0)                -       (108,225)             -       (170,247)             -
  Gain (Loss) on
   Disposal (Net of
   Income Taxes of $0)                -              -         44,860              -         44,860
                          -------------- -------------- -------------- -------------- --------------
Income (Loss) from
 Discontinued Operations              -       (108,225)        44,860       (170,247)        44,860
                          -------------- -------------- -------------- -------------- --------------

Net Income (Loss)         $        (472) $    (108,225) $       6,569  $    (170,247) $       6,569
                          ============== ============== ============== ============== ==============
Net Income (Loss)
 Per Share                $       (0.00) $       (0.13) $        0.01  $       (0.20) $        0.01
                          ============== ============== ============== ============== ==============
Weighted Average
 Shares Outstanding             999,991        856,278        981,412        856,278        981,412
                          ============== ============== ============== ============== ==============


   The accompanying notes are an integral part of these financial statements.


                                        5




                               Liberty Mint, Ltd.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    From
                                                       For the Nine Months Ended    Inception of
                                                              September 30,         Development Stage
                                                     ------------------------------ January 1, 2003 to
                                                        2003               2002     September 30, 2003
                                                     -------------- --------------- -------------------
Cash Flows from Operating Activities

  Net Income (Loss)                                  $       6,569  $     (170,247) $        6,569
  Less: Loss (Gain) from Discontinued Operations           (44,860)        170,247         (44,860)
                                                     -------------- --------------- ---------------
    Income(Loss) from Continuing Operations                (38,291)              -         (38,291)
  Adjustments to Reconcile Net Loss to Net Cash
   Provided by Operations:
    Depreciation & Amortization                                  -               -               -
  Change in Assets and Liabilities:
    (Increase) Decrease in:
    Accounts Receivable                                          -               -               -
    Receivable - Related Party                                   -               -               -
    Prepaid Expenses                                             -               -               -
    Interest Receivable                                          -               -               -
    Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                   38,271               -          38,271
    Deferred Revenues                                            -               -               -
                                                     -------------- --------------- ---------------

  Net Cash Provided (Used) by Operating Activities             (20)              -             (20)
                                                     -------------- --------------- ---------------

Cash Flows from Investing Activities:                            -               -               -
                                                     -------------- --------------- ---------------
Cash Flows from Financing Activities:
  Proceeds from Notes Payable                                    -               -               -
  Proceeds from Notes Payable - Related Party                    -               -               -
                                                     -------------- --------------- ---------------
  Net Cash Provided(Used) by Financing Activities                -               -               -
                                                     -------------- --------------- ---------------

  Net Cash Provided (Used) by Continuing Operations            (20)              -             (20)
  Net Cash Provided (Used) by Discontinued Operations            -           1,663               -
                                                     -------------- --------------- ---------------
Increase (Decrease) in Cash                                    (20)          1,663             (20)

Cash and Cash Equivalents at Beginning of Period                20             579              20
                                                     -------------- --------------- ---------------
Cash and Cash Equivalents at End of Period           $           -  $        2,242  $            -
                                                     ============== =============== ===============
Cash Paid For:
  Interest                                           $           -  $            -  $            -
  Income Taxes                                       $           -  $            -  $            -

Supplemental Disclosures of Non-Cash Investing
and Financing Activities:
  Stock Issued in Settlement of Liabilities          $     251,790  $            -  $      251,790



   The accompanying notes are an integral part of these financial statements.

                                        6

                        Liberty Mint Ltd.
                  (a Development Stage Company)
                Notes to the Financial Statements
                        September 30, 2003


GENERAL
-------

Liberty Mint Ltd., the Company, has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

LIABILITIES FROM DISCONTINUED OPERATIONS
----------------------------------------

                                            Sept. 30, 2003  December 31, 2002
                                            --------------  -----------------
Current Liabilities:
  Accounts Payable                          $      86,863   $     194,651
  Accounts Payable - Related Party                      -         160,836
  Accrued Interest - Related Party                101,315         120,000
  Convertible Note Payable -  Related Party       135,000         135,000
  Contingent Stock Guarantee                       88,658          98,000
                                            --------------  --------------
    Total Current Liabilities               $     411,836   $     708,487
                                            ==============  ==============

REVERSE STOCK SPLIT
-------------------

In February 2003, the Board of Directors authorized a 50 to 1 reverse stock split. The financial statements have been retroactively restated for the reverse stock split.

     In this quarterly report references to "Liberty Mint," "we," "us," and "our" refer to Liberty Mint, Ltd.

                    FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements and for this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Liberty Mint's control. These factors include, but are not limited to, economic conditions generally and in the industries which we may participate; competition within the mergers and acquisitions market, our lack of operations and failure by our management to successfully develop business relationships.

ITEM 2: MANAGEMENT'S DISCUSSIONS AND ANALYSIS

     We have a limited operating history, have sustained operating losses since inception and as of January 1, 2003, we are a development stage company.
 For the nine month period ended September 30, 2003 we recorded a retained deficit of $7,298,274. These factors raise substantial doubt about our ability to continue as a going concern. Management has actively been seeking potential merger candidates and/or business opportunities and has identified a potential business opportunity. However, negotiations have not progressed to any definitive agreements as of the date of this filing and we may be unsuccessful in our attempt to acquire this business opportunity.

Results of Operations

     The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the three and nine month periods ended September 30, 2003 and 2002. The financial statements have been retroactively restated to reflect a 50-to-1 reverse stock split completed in February 2003.

     As a result of divesting ourselves of our operating subsidiaries in late December 2001, our financial statements do not show revenues for the three and nine month periods ended September 30, 2003 and 2002. We recorded operating expenses of $38,521 for the 2003 nine month period and $472 for the 2003 third quarter, while not recognizing any expenses in the 2002 comparable time periods.

     We recognized income from disposal of discontinued operations of $44,860 for the 2003 nine month period compared to a loss from discontinued operations of $170,247 for the 2002 nine month period. We did not recognize income or loss from discontinued operations in the 2003 third quarter compared to a loss of $108,225 from discontinued operations for the 2002 third quarter.

     Our net income for the 2003 nine month period was $6,569 and was primarily attributable to the gain on disposal of our discontinued operations. We recorded a net loss of $170,247 for the 2002 nine month period. We recorded a net loss of $472 for the 2003 third quarter compared to a net loss of $108,225 for the 2002 third quarter.

     Our net income per common share was $0.01 for the 2003 nine month period compared to a net loss per common share of $0.20 for the 2002 nine month period. We did not record net loss or income per share for the 2003 third quarter and had a net loss per common share of $0.13 for the 2002 third quarter.

Liquidity and Capital Resources

     During the past fiscal year related parties have paid expenses on our behalf, forgiven notes payable or advanced funds to us. We also relied on the issuance of common stock to pay for services rendered to the company or to convert debt. At September 30, 2003, we had no cash on hand and total current liabilities of $450,107 compared to $20 cash on hand and total current liabilities of $708,487 at December 31, 2002. Management anticipates that additional capital for cash shortfalls will be provided by loans from related parties or private placements of our common stock.

     Future sales of our common stock will likely be pursuant to exemptions provided by federal and state securities laws rather than a public offering. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Commitments and Contingent Liabilities

     Our total current liabilities at the end of the 2003 nine month period were primarily related to accounts payable and liabilities of $411,836 from our discontinued operations. The liabilities for discontinued operations included accounts payable of $86,863, a convertible note of $135,000, accrued interest of $101,315 and a contingent stock guarantee liability of $88,658. Management intends to negotiate favorable settlements of these liabilities. However, since we have limited cash available, we may be required to issue a significant amount of common shares to convert these debts.

Financing

     As previously mentioned, management intends to rely on loans and private sales of our common stock for short term financing. If we fail to raise the necessary funds through loans and private placements, management may consider debt financing by third parties. We have not investigated the availability, source and terms for third party financing at this time and we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of any future cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

ITEM 3: CONTROLS AND PROCEDURES

     Our President, who is our Chief Executive Officer and acts in the capacity of our principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.

                   PART II:  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
Part II Exhibits

3.1 Articles of Incorporation of Liberty Mint, Ltd. (Incorporated by reference to Form 10-SB/A2, filed March 27, 2000)
3.2 Articles of Merger of Liberty Mint, Ltd. (Incorporated by reference to Form 10-SB/A2, filed March 27, 2000)
3.3 Bylaws of Liberty Mint, Ltd (Incorporated by reference to Form 10-SB/A2, filed March 27, 2000)
31.1     Chief Executive Officer Certification
31.2     Principal Financial Officer Certification
32.1     Section 1350 Certification

Reports on Form 8-K
     None

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LIBERTY MINT, LTD.


                                    /s/ Daniel R. Southwick
Date: November 11, 2003          By:____________________________________
                                    Daniel R. Southwick
                                    President, CEO, Secretary/Treasurer
                                    and Director and Principal Financial
                                    Officer