Form 10KSB
period 2003-12-31
LIBERTY MINT LTD
filed 2004-05-19
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number: 000-27409

LIBERTY MINT, LTD.

(Exact name of registrant as specified in its charter)

Nevada 84-1409219

(State of incorporation) (I.R.S. Employer Identification No.)

378 North, Suite 124; Layton, Utah 84061

(Address of principal executive offices) (Zip code)

Issuer's telephone number, including area code: (801) 497-9075

105 S. State Street, #123; Orem, Utah 84058 (801) 836-9262

(Former address) (Former telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenue for its most recent fiscal year: $0

As of April 7, 2004, the registrant had 610,533 post-split shares of common stock outstanding. The aggregate market value of the shares of voting stock held by non-affiliates as of that date was approximately $48,574.

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

PART I

ITEM 1: BUSINESS

Historical Development

Liberty Mint, Ltd., ("the Company"), was originally incorporated in the state of Colorado on March 15,1990 as St. Joseph Corp. VI. In July 1993, the Company changed its name to Petrosavers International, Inc., in September 1996 it changed its name to Hana Acquisitions Inc. and on June 9, 1997, the Company changed its name to Liberty Mint, Ltd.

In June of 1997, the Company acquired a 90% majority interest in Liberty Mint, Inc., ("LMI") a Utah corporation. Before the acquisition of LMI, the Company had not engaged in any material operations. Then in 1998 the Company formed a wholly owned subsidiary, Liberty Mint Marketing, Inc., a Utah corporation, which became SCCS, Inc. ("SCCS") in 2001. In 1999 the Company formed another wholly owned subsidiary, The Great Western Mint, Inc., ("GWM") a Utah corporation.

On October 8, 1999, the Company filed articles of merger with the state of Colorado and Nevada, effecting a change of domicile of the Company to the state of Nevada. On September 23, 1999, the Company sold its 90% interest in LMI. On December 31, 2001, the Company sold SCCS and GWM.

Business Activity

During 2001 the Company operated through its two subsidiaries. GWM provided custom minting services for corporations, associations, government agencies, and other organizations that desired to produce a custom coin or commemorative. It also marketed proprietary coin related products and sculpture. SCCS created and marketed licensed entertainment and sports related collectibles.

During the 2001 year, the Company determined that by pursuing its plan of operations for the subsidiaries, it would not likely generate any profits. As a result, management decided it would be in the Company's best interest to divest itself of its subsidiaries. Accordingly, the Company sold GWM to its former Chief Financial Officer for $5,000. The Company sold SCCS, Inc. to SF Investments, LLC, an entity controlled by a former director and officer of the Company in exchange for $25 and assuming all of the liabilities of SCCS, Inc.

Since 2002, the Company has been exploring potential business opportunities to acquire or merge with. Until a suitable acquisition candidate can be found, the Company intends to comply with all SEC reporting requirements in order to maintain its status as a public company.

The board of directors feel that the Company does not meet the criteria of a development stage company (as defined in SFAS 7 "Accounting and Reporting by Development Stage Enterprises") primarily because it is not currently producing or marketing a product or service. However, the Company is currently seeking a business opportunity to merge with or acquire, but to date has not located any such business opportunities.

In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector. Though there appears to be a large number of companies seeking to merge with an existing public company, management has not yet identified a business to complete such a transaction with and the Company has not entered into any binding agreements for an acquisition or merger. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

In November 2003, the former officers and directors, Daniel Southwick and Ben Hoskins resigned and appointed James Anderson to serve as sole officer and director of the Company.

Employees

The Company currently has no employees. It does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating merger candidates.

ITEM 2: DESCRIPTION OF PROPERTY

The Company currently maintains its corporate presence from the office of the Company's legal counsel and pays no rent or expenses.

ITEM 3: LEGAL PROCEEDINGS

In April 2000, suit was filed in the Superior Court of California, County of Orange naming Liberty Mint, Ltd. aka Liberty Mint Marketing, Inc., successor to Liberty Mint, Inc. as defendant among other parties. The complaint was brought by Thomas P. Crawford as plaintiff. In March 2003, the Company successfully entered into a settlement agreement with Mr. Crawford wherein the obligations and the corresponding judgment were released in exchange for restricted common shares of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During February 2003, shareholders consented to a 50:1 reverse split of the Company's common stock.

Subsequent to year end, the shareholders consented to a change in the name of the Company, to be determined at a later date, and a reverse split of 20 to 1 of the Company's common stock. The fractional shares were rounded up to the nearest full share, no certificate below 100 shares was reversed and no certificate greater than 100 shares was reversed below 100 shares. The reverse has been retroactively restated and is reflected in the financial statements.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

During February 2003, a 50:1 reverse split of the Company's common stock was completed and the symbol changed to LBRM. Subsequent to year end a 20:1 reverse split was effected, the symbol changed to LBML. All shares have been retroactively restated to reflect the most recent stock split. The Company presently trades under that symbol on the OTC BB.

The following table represents the range of the high and low bid prices of the Company's stock, adjusted to reflect the two reverses in February 2003 and February 2004, as reported by the OTC Bulletin Board Historical Data Service. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions. The Company cannot ensure that an active public market will develop in its common stock or that a shareholder may be able to liquidate his investment without considerable delay, if at all.

Year	Quarter Ended	High	Low
2002	March 31 June 30 September 30 December 31	$1.25 0.85 1.00 1.00	$8.00 0.35 0.50 0.25
2003	March 31 June 30 September 30 December 31	.06 .09 .06 .38	.02 .08 .06 .10

The Company shares are subject to section 15(g) and rule 15g-9 of the Securities and Exchange Act, commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; excluded from the definition on the basis of price at least $5.00 per share or the issuer's net tangible assets. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, other rules apply. Consequently, these rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of shareholders to sell their shares.

As of April 7, 2004, the Company had approximately 310 shareholders of record. At December 31, 2002, the Company had outstanding options to purchase a total of 56,183 shares of our common stock at prices ranging from $2.75 to $300.00 per share. The Company has10,000,000 shares of preferred stock authorized and in February 2003 the Board of Directors designated Series A and Series B preferred shares.

During the preceding two fiscal years the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, and financial condition and other relevant factors.

Individual Compensation Arrangements

On September 13, 2001 the Company issued options to purchase 40,000 post-split common shares, at a post-split exercise price of $2.75 per share, to an unaffiliated third party in consideration for marketing consulting services valued at $99,992. The options vested immediately and have a three year term, expiring in September 2004. Due to the Company's inability to implement the marketing plan and receive the benefits of the marketing plan, management believes the agreement is void. Management is presently negotiating a release from the option agreement. However, if release is not obtained, the options will expire September 2004.

Recent Sales of Unregistered Securities

The following discussion describes all securities sold by the Company within the year without registration. The following share issuances were granted pursuant to an exemption under Section 4(2). No public offering was made and no commissions were paid on the transactions.

In January 2003, the Company issued an aggregate of 199 common shares (post-split) in settlement of accounts payable totaling $16,046.

In February 2003, the Company issued 2,781 common shares (post-split), to the Company's former president and an entity controlled by the Company former president in a total amount of $47,675 for monies advanced to the company and deferred salaries.

During February 2003, 935 shares (post-split) of the Company's common stock was issued to reduce the debt of the contingent stock guarantee of $98,000 to a balance owing of $88,658. During November 2003, this debt was assigned to an unrelated third party.

During February 2003, 1,868 common shares (post-split) were issued in exchange for reducing the outstanding accrued interest by $18,685 on the $100,000 note payable.

In February 2003 the Company issued 1,056 common shares (post-split) to American Investment Properties, Inc. for the release of a $113,161 payable and a $40,550 lien against a sculpture.

In March 2003, the Company issued 332 common shares (post-split) to Thomas P. Crawford for settlement of a judgment valued at $33,000.

During November 2003, 1,500 common shares (post-split) were issued at par value for settlement of debt and 1,500 common (post-split) for services rendered. 500,000 common shares (post-split) were issued for $10,000 in equity and $96,500 in debt assumption. And 50,000 shares of common stock (post-split), valued at $10,000, were issued to the Company's new president for accepting the positions of officer and director.

As a result of the debt settlements, a reverse split and new issuances of common stock the Company's outstanding shares of common stock was decreased from 856,670 at the beginning of 2003 to 610,533 at December 31, 2003. There have been no issuances of preferred stock during 2003 and the outstanding is still zero.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

The following discussions should be read in conjunction with the financial statements included with this report and comparisons are presented for the years ended December 31, 2003 and 2002.

The Company reported a net loss of $31,983 for the year ended December 31, 2003, compared to a net loss of $173,393 for the previous year. The income reported in 2003 is due in large to gains on settlement of debts. The Company does not expect to incur additional substantial losses in 2004, except for expenses relating to the SEC public filing requirements.

The Company's cash was $0 as of December 31, 2003, compared to $20 as of December 31, 2002.

Liquidity and Capital Resources

The Company's ability to fund future operations is dependent on the Company's identifying a suitable acquisition candidate, receive proceeds from shareholders loans or the sale of its common stock. Without the foregoing, the Company will be unable to continue as a going concern.

Commitments and Contingent Liabilities

The Company has no material commitments for capital expenditures for the next twelve months. Its former subsidiaries may have existing liabilities, but management believes that the Company is not liable for them. There is a possibility that creditors and others may seek relief from the Company's former subsidiaries and potentially the Company may be included in the claims due to the parent-subsidiary relationship that formerly existed. Management is not aware of any of claims or suits in which the Company is named as a debtor, and management believes that the Company would be successful in defending against any claim.

In July 2002 a credit line at Zions Bank came due. In August 2002, American Investment Properties, Inc., a controlling shareholder at the time, paid off this line of credit at Zions Bank in the amount of $600,306. In exchange for paying off this loan, American Investment Properties, Inc. took possession of the inventory valued at $487,145 that this line of credit purchased. The difference of the amount that was paid off on the line of credit and the stated cost of inventory was reflected as an account payable on the Company's balance sheet. In October 2002, American Investment Properties, Inc. agreed to auction the inventory. It was agreed that the Company would cover the related auction expenses. The inventory did not sell and auction house placed a lien in the amount of $40,550 for those expenses. In February 2003, 1,056 common shares (post-split) were issued to American Investment Properties for release of the $113,161 payable and the $40,550 auction house lien.

In May 1999 the Company was named in a lawsuit alleging various causes of action related to liabilities of Liberty Mint, Inc., its former subsidiary. In January of 2001 management settled the suit, however, the Company defaulted on the settlement. In March 2003, this obligation was settled with the issuance of 332 shares of common stock (post-split).

In October of 1998, the Company issued 1,200 shares of common stock for advertising services valued at $60,000. The Company guaranteed that the shares would be able to be sold one year later for at least $1.00 per share. The Company issued 800 shares in 1999. In 2000 the Company issued an additional 2,000 shares as partial settlement of the guarantee. At December 31, 2003 the Company has recorded $88,658 in accrued expense related to this guarantee.

Financing

If the Company fails to raise the necessary funds through private placements, it anticipates that debt financing from related or third parties will be necessary. The Company has not investigated the availability, source and terms for external financing at this time and it cannot assure that funds will be available from any source, or, if available, that the Company will be able to obtain the funds on agreeable terms. Also, the acquisition of funding through the issuance of debt could result in a substantial portion of any future cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render the Company more vulnerable to competitive and economic downturns.

ITEM 7: FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report.

Independent Auditors' Report

Balance Sheets as of December 31, 2003 and 2002.

Statements of Operations for the years ended December 31, 2003 and December 31, 2002.

Statements of Stockholders' Equity for the period from January 1, 2001 to December 31, 2003.

Statements of Cash Flows for the years ended December 31, 2003 and December 31, 2002.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of

Liberty Mint, Ltd.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Liberty Mint, Ltd., as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Liberty Mint, Ltd., for the year ended December 31, 2002, were audited by other auditors whose report dated April 9, 2003 expressed an unqualified opinion.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Liberty Mint, Ltd., as of December 31, 2003 and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Liberty Mint, Ltd., will continue as a going concern. As discussed in Note 3, the Company's operating loss and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

May 17, 2004

LIBERTY MINT, LTD.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

Assets
	December 31, 2003	December 31, 2002
Current Assets
Cash	$ -	$ 20
Total Current Assets	$ -	$ 20
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$ 33	$ 126,651
Accounts Payable - Related Party	-	160,836
Accrued Interest - Related Party	-	120,000
Accrued Interest on Notes Payable	82,312	-
Convertible Note Payable	221,500	135,000
Liabilities of Discontinued Operations	-	68,000
Contingent Stock Guarantee	88,658	98,000
Total Current Liabilities	392,503	708,487
Stockholders' Equity (Deficit)
Preferred Stock, 10,000,000 Shares Authorized, No Par Value, No Shares Issued and Outstanding	-	-
Common Stock 50,000,000 Shares Authorized at $.001 Par Value; 610,533 and 857 Shares Issued and Outstanding, Respectively, Retroactively Restated	611	-
Capital in Excess of Par Value	6,943,711	6,596,376
Retained Earnings (Deficit)	(7,336,826)	(7,304,843)
Total Stockholders' Equity (Deficit)	392,503	(708,467)
Total Liabilities & Stockholders' Equity (Deficit)	$ -	$ 20

LIBERTY MINT, LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

	December 31, 2003	December 31, 2002
Revenue	$ -	$ 83,949
Expenses
Cost of Goods Sold	-	76,766
General & Administrative	56,962	272,719
Total Operating Expenses	56,962	349,485
Net (Loss) from Operations	(56,962)	(265,536)
Other Income (Expenses)
Interest (Expense)	(21,081)	(150,788)
Other Income	230	-
Loss on disposal of equipment	-	(1,417)
Total Other Income (Expenses)	(20,851)	(152,205)
Net Income (Loss) - Before Taxes	(77,813)	(417,741)
Taxes	-	-
Loss from Continuing Operations	(77,813)	(417,741)
Discontinued Operations:
Gain on settlement of contingent liabilities	45,830	244,348
Net income (loss) from discontinued operations	45,830	244,348
Net Income (Loss)	$ (31,983)	$ (173,393)
Loss per Common Share Continuing Operations	$ (.81)	$ (.49)
Forgiveness of Debt	.48	.29
Net loss per common share	$ (.33)	$ (.20)

LIBERTY MINT, LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM DECEMBER 31, 2001 THROUGH DECEMBER 31, 2003

	Preferred Stock		Common Stock		Capital In Excess of Par Value	Stock Subscription Receivable	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2001	-	-	42,814	43	6,257,743	-	$ (7,131,450)
Capital Contributions	-	-	-	-	337,472	-	-
December 2002, stock issued for debt relief at approx. $55.75 per share	-	-	20	-	1,115	-	-
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	(173,393)
Balance December 31, 2002	-	-	42,834	43	6,596,330	-	(7,304,843)
January 2003, stock issued for settlement of debt at $81.04 per share	-	-	198	-	16,046	-	-
February 2003, stock issued for settlement of debt at $107.16 per share	-	-	1,056	1	113,161	-	-
February 2003, stock issued for settlement of debt for $99.40 per share	-	-	332	-	33,000	-	-
February 2003, stock issued to be held in escrow for settlement of debts at $13.67 per share	-	-	5,580	6	76,246	-	-
November 2003, stock issued for services rendered at $32.58 per share	-	-	1,000	1	32,584	-	-
November 2003, stock issued for relief of debt at $.51 per share	-	-	2,000	2	1,028	-	-
November 2003, stock issued for cash at $0.02 per share	-	-	500,000	500	9,500	-	-
November 2003, stock issued for services at $0.02 per share	-	-	50,000	50	950	-	-
Rounding due to 50:1 Reverse	-	-	7,533	8	-	-	-
Capital Contributions	-	-	-	-	49,683	-	-
Warrant Expense	-	-	-	-	15,183	-	-
Net Loss for year ended December 31, 2003	-	-	-	-	-	-	(31,983)
Balance, December 31, 2002	-	$ -	610,533	$ 611	$ 6,943,711	$ -	$ (7,336,826)

LIBERTY MINT, LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	December 31, 2003	December 31, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (31,983)	$ (173,393)
Less: Loss (Gain) from Discontinued Operations	(45,830)	-
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	147
Gain on forgiveness of debt	-	(244,348)
Stock issued for relief of the accounts payable	32,585	-
Non-cash expenses	2,030	2,553
Loss on disposal of equipment	-	1,471
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	7,500
(Increase) decrease in inventory	-	8,000
(Increase) decrease in other assets	-	3,100
(Decrease) increase in accounts payable	(6,312)	108,182
Increase in accrued liabilities	(37,688)	121,848
(Decrease) in liabilities of discontinued operations	-	(50,000)
Net cash (Used) by Operating Activities	(87,198)	(214,994)
Cash Flows from Investing Activities:
Purchases of property and equipment	-	(5,941)
Net Cash Provided (Used) by Investing Activities	-	(5,941)

LIBERTY MINT, LTD.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	December 31, 2003	December 31, 2002
Cash Flows From Financing Activities:
Cash from Stock Sales	10,000	-
Proceeds from notes payable - related party	-	145,000
Payments on notes payable - related party	(19,342)	(10,000)
Proceeds from notes payable	96,500	-
Advances on line of credit	-	85,376
Net Cash Provided by Financing Activities	87,158	220,376
Increase (Decrease) in Cash and Cash Equivalents	(20)	(559)
Cash and Cash Equivalents at Beginning of Period	20	579
Cash and Cash Equivalents at End of Period	$ -	$ 20

Supplemental Disclosure or cash flow information
Cash paid during the period for:
Interest	$ -	$ 14,721
Income taxes	$ -	$ -

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

An entity controlled by a director and officer of the company paid a $600,306 line of credit in accordance with their guarantee of the line and foreclosed on the sculpture with a carrying value of $487,145. The balance of $113,161 was recorded as a payable to the related entity. In July 2002 a credit line at Zions Bank came due. In August 2002, American Investment Properties, Inc., a controlling shareholder at the time, paid off this line of credit at Zions Bank in the amount of $600,306. In exchange for paying off this loan, American Investment Properties, Inc. took possession of the inventory valued at $487,145 that this line of credit purchased. The difference of the amount that was paid off on the line of credit and the stated cost of inventory was reflected as an account payable on the Company's balance sheet. In October 2002, American Investment Properties, Inc. agreed to auction the inventory. It was agreed that the Company would cover the related auction expenses. The inventory did not sell and auction house placed a lien in the amount of $40,550 for those expenses. In February 2003, 1,056 shares (post-split) of the Company's common stock were issued to American Investment Properties for release of the $113,161 payable and the $40,550 auction house lien.

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

Restatement - The accompanying financial statements have been restated to reflect the effect of a 50 for 1 reverse stock split on effective February 13, 2003. Furthermore, the financial statements have been retroactively restated to reflect a 20:1 reverse stock split that occurred subsequent to the 2003 year end.

LIBERTY MINT, LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated by management.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141,142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - DISCONTINUED OPERATIONS

Liberty Mint, Inc. - During September 1999, the Company sold all of its shares in Liberty Mint, Inc. a 90% owned subsidiary for $25. The Company has recorded net liabilities of discontinued operations of $68,000 at December 31, 2002 for subsidiary liabilities that the Company estimates it may be responsible to pay.

SCCS, Inc. (formerly Liberty Mint Marketing, Inc.) - On July 2, 1998, the Company organized a wholly owned subsidiary, Liberty Mint Marketing, Inc. ["LMM"], in the state of Utah. The Company engaged in licensing and marketing of entertainment related collectibles. In 2001, LMM changed its name to SCCS, Inc. ("SCCS"). On December 31, 2001, the Company entered into an agreement to sell its subsidiary, SCCS to an entity controlled by an officer of the Company for $25. All revenues and expenses associated with this business have been netted and reclassified as discontinued operations on the statement of operations for all periods presented.

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

LIBERTY MINT, LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has current liabilities in excess of current assets and has no current on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business mergers and or business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 - LINE OF CREDIT

In July 2002 a credit line at Zions Bank came due. In August 2002, American Investment Properties, Inc., a controlling shareholder at the time, paid off this line of credit at Zions Bank in the amount of $600,306. In exchange for paying off this loan, American Investment Properties, Inc. took possession of the inventory valued at $487,145 that this line of credit purchased. The difference of the amount that was paid off on the line of credit and the stated cost of inventory was reflected as an account payable on the Company's balance sheet. In October 2002, American Investment Properties, Inc. agreed to auction the inventory. It was agreed that the Company would cover the related auction expenses. The inventory did not sell and the auction house placed a lien in the amount of $40,550 for those expenses. In February 2003, 1,056 common shares (post-split) were issued to American Investment Properties for release of the $113,161 payable and the $40,550 auction house lien.

NOTE 5 - ACCRUED LIABILITIES

The following is a summary of accrued liabilities as of:

	December 31, 2003	December 31, 2002
Accrued interest -	$ 82,312	$ 120,000
Contingency on stock guarantee	88,658	98,000
	$ 170,970	$ 218,000

LIBERTY MINT, LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the period:

	For the Year Ended December 31,
	2003	2002
Loss from continuing operations (numerator)	$ (77,813)	$ (417,711)
Forgiveness of debt on a previously discontinued entity	45,830	244,348
Loss available to common shareholders (numerator)	(31,983)	(173,393)
Weighted average number of common shares outstanding used in loss per share for this period (denominator)	96,367	856,281

At December 31, 2002, the Company had options outstanding to purchase 56,183 shares of common stock at prices ranging from $2.75 to $300 per share that were not included in the computation of diluted loss per share because their effect was anti-dilutive. During the year ended 2003, all options expired.

During 2003, the Company issued 10,941 shares of common stock (post-split) in settlement of approximately $281,009 in liabilities of the Company. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2002 an operating loss carryforwards of approximately $7,300,000 that may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to their tax effect and, therefore, no deferred tax asset has been recognized. The net deferred tax assets are approximately $2,482,000 and $2,380,000 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2003 is approximately $102,000.

LIBERTY MINT, LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. During 2003, the Company designated Series A and Series B preferred shares. At December 31, 2003, no preferred shares were issued or outstanding.

Common Stock - The Company has authorized 50,000,000 shares of common stock, $.001 par value.

Stock Split On February 13, 2003, the Company effected a 50 for 1 reverse stock split. Subsequent to year end, the Company effected a 20 for 1 reverse split of the Company's common stock. The accompanying financial statements have been retroactively restated to reflect the split.

Accounts Payable Settled through Stock Issuances - During January 2003, the Company issued 199 shares (post-split) of its previously authorized but unissued common stock in settlement of accounts payable totaling $16,046.

Liabilities of Discontinued Operations Settled through Stock Issuance - During February 2003, the Company issued 332 shares (post-split) of its previously authorized but unissued common stock for relief of debts totaling $33,000, or approximately $99.40 per share.

Liabilities of Unsuccessful Sculpture Sale Settled through Stock Issuance - During February 2003, the Company issued 1,056 shares (post-split) of common stock to the related entity having possession of the sculpture for the release of the $113,161 payable and to allow the $40,550 lien against the sculpture to be paid with any proceeds from the eventual sale of the sculpture [See Note 4].

Designation and Issuance of Series B Convertible Preferred Stock - During February, 2003, the Company designated 813,333 Series A convertible preferred shares and 200,000 Series B convertible preferred shares. These preferred shares are non-redeemable, are convertible into common stock of the Company at the option of the holder (after October 1, 2004 for Series A Preferred) (at any time for Series B Preferred) at a rate of 300 common for each preferred with such rate being adjustable for reclassification, exchange, substitution, reorganization, merger, consolidation or sale of assets, are entitled to dividends at the same time and on parity with holders of common stock as if on the record date the preferred shares had be converted into common at the conversion rate and have voting rights as if the preferred shares had converted into common at the conversion rate. The Company has further agreed to reserve the necessary common shares for issuance upon conversion of the preferred shares. During February 2003, the Company entered into an agreement with shareholder and note holder to issue 200,000 Series B Preferred convertible preferred shares in exchange for the return and cancellation of 165,333 common shares and a $25,000 note payable. However, the transaction was not completed, the Preferred Series A and Series B shares were never issued and the $25,000 note remains on the books. As of December 31, 2003, there are no outstanding Preferred Series A or Series B shares.

LIBERTY MINT, LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK [Continued]

Shares Held in Escrow - In March 2003, The Company has issued 5,580 (post-split) shares of common stock to director and officer to hold in escrow for the settlement of certain outstanding liabilities of the Company. 2,778 (post-split) of these shares of common stock, went to the Company's former president and an entity controlled by the Company former president for monied advance and deferred salaries in the total amount of $47,675. 934 (post-split) shares went to reduce the debt of the contingent stock guarantee of $98,000 to a balance owing of $88,658. During November 2003, this debt has been assigned to an unrelated third party. 1,868 (post-split) went to reduce the $18,685 of accrued interest on the $100,000 note payable.

Stock Options - During September 2001, the Company issued options to purchase 40,000 shares of common stock at $2.75 per share for consulting services valued at $99,992. The options vested immediately. As of December 31, 2003, these options have expired.

The Company accounts for stock options in accordance with APB No. 25 and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

A summary of the status of the options granted under the Company's stock option plans and other agreements at December 31, 2003 and 2002, and changes during the years then ended is presented below:

	December 31, 2003		December 31, 2002
	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of period	56,183	88.50	80,006	$ 72.50
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(56,183)	$ 88.50	(23,823)	$ 102.00
Outstanding at end of Period	-	$ -	56,183	$ 88.50
Weighted average fair value of options granted during the year	-	$ -	-	$ -

LIBERTY MINT, LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK [Continued]

A summary of the status of the options outstanding at December 31, 2002 is presented below:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding	Average Contractual Life	Range of Exercise Price	Weighted Average Number Exercisable	Range of Exercise Price
$ 2.75	40,000	1.25 Years	$ 2.75	40,000	$ 2.75
300.00	16,183	.58 Years	300.00	16,183	$ 300.00

Warrants - During the year ended December 31, 2002, warrants to purchase 59,133 shares of common stock expired with no warrants exercised. At December 31, 2003, the Company has no warrants outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

Notes Payable - The Company received proceeds of $100,000 and $25,000 from a shareholder of the Company. The $100,000 note is due upon demand and has a verbal guarantee for interest payment of $100,000. At December 31, 2003, the Company owed $100,000 in principle and $81,315 in accrued interest related to this note. Subsequent to year end, both notes were assigned to an unrelated third party.

During 2002, the Company received proceeds of $20,000 from a relative of an officer/director. The advance was due upon demand and had a verbal guarantee for interest payment of $20,000. The Company had repaid $10,000 leaving a balance of $10,000 at December 31, 2002. The balance of $10,000 and the interest of $20,000 were settled in November 2003 for $10,000 cash and 500 (post-split) shares of the Company's common stock.

Accounts Payable - related party - At December 31, 2002, the Company owed the Company's president and an entity controlled by the Company president a total of $47,675 for amounts advanced to the company and deferred salaries. During the first fiscal quarter of 2003, 2,781 shares (post-split) of the Company's common stock was issued to settle this debt entirely.

During 2001, an entity controlled by a director/shareholder of the Company put up a $700,000 letter of credit to guarantee the Company's $700,000 line of credit. During August 2002, the Company's line of credit with a balance of $600,306 was called due and payable by the lender. Since the Company was unable to pay the balance, the related entity paid the line of credit and took possession of the Company's Mickey Mouse sculpture with a carrying value of $487,145. The balance of $113,161 was recorded as a payable to the related entity. [See Note 4]. During February 2003, this outstanding debt was settled for 1,056 shares (post-split) of the Company's common stock.

LIBERTY MINT, LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation - In May 1999, the Company was named in a lawsuit alleging various causes of action related to liabilities of Liberty Mint, Inc. During January 2001, the Company settled the suit for a total of $33,000 to be paid in six $1,000 monthly payments, six $2,000 payments and five $3,000 payments. In addition, the settlement calls for the return of certain coin dies and ingot dies and the issuance of 5,000 shares of the Company's Class A common stock. These amounts have been accrued as part of the estimated liabilities of discontinued operations. The Company was in default on making the required payments. During January 2003, the Company settled the judgment through the issuance of 332 common shares (post-split).

Stock Value Guarantee - In December 1998, the Company issued 1,200 shares of its previously authorized but unissued common stock for advertising services valued at $60,000, or $50.00 per share. The Company guaranteed that the shares would be able to be sold one year later for at least $50.00 per share. In 1999, the Company issued an additional 800 shares of common stock under the same agreement for advertising services valued at $40,000, or $50.00 per share. In 2000, the Company issued an additional 2,000 shares of common stock as partial settlement of the guarantee, and the Company further agreed to issue a sufficient amount of shares in order for total proceeds from the sale of the shares to total $100,000 if the trading price is less than $50.00 per share. At December 31, 2002, the Company has recorded a $98,000 accrued expense as the market price of the Company's common stock was less than the guaranteed amount. During February 2003, 935 shares (post-split) of the Company's common stock was issued to reduce this debt by $9,342 to a balance owing of $88,658. During November 2003, the balance of this debt has been assigned to an unrelated third party. At December 31, 2003 the balance is $88,658.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to year end, the Company effected a 20 for 1 reverse split of the Company's common stock. The accompanying financial statements have been retroactively restated to reflect the effect of the split.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In May 2003, the Company approved the dismissal of Pritchett, Siler & Hardy, P.C. which had served as the Company's independent accountants, as its auditor, within the meaning of Item 304 (a) (1)(i) of Regulation S-K of the Securities and Exchange Commission and engaged Chisholm & Associates, Certified Public Accountants which appointment was approved by the Board of Directors.

Pritchett, Siler & Hardy, P.C.'s report on the Company's financial statements for the fiscal years ended December 31, 2001 and December 31, 2002 contained no adverse opinions or disclaimer of opinions, and were not qualified as to audit scope, or accounting principles. However, the reports issued for 2001 and 2002 by the prior auditors were modified in respect of the uncertainty surrounding the registrant's ability to continue as a going concern.

During the two most recent fiscal years the registrant had not consulted with Chisholm & Associates, Certified Public Accounts regarding either; (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements, and neither a written report was provided to the registrant nor oral advice was provided that Chisholm & Associates, Certified Public Accountants concluded was an important factor considered by the registrant in reaching a decision to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K.

In February 2004, due to partner rotations now required by the PCAOB, Bierwolf, Nilson & Associates merged with the firm of Chisholm & Associates. The new name of the firm is Chisholm, Bierwolf, & Nilson, LLC as referenced in the Form 8-K filed March 18, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c) as of December 31, 2003, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a)

Directors and Executive Officers

The Company's executive officers and directors and their respective ages and positions are set forth below. Biographical information for each of those persons is also presented below. The executive officers are chosen by the board of directors and serve at its discretion. There are no existing family relationships between or among any of the executive officers or directors.

Name	Age (2003)	Position Since	Position with Company
James Anderson	53	2003	President and Director

Mr. Anderson owns James Corporation which has two subsidiaries, a golf company and a computer company. Prior to that, he was the owner and operator of a restaurant and gaming club and owned a retail computer store all located in Salt Lake City, Utah. Mr. Anderson also has over 22 years experience in the computer industry. He has owned and operated his various business interests for the last 24 years. He spent 6 years in the U.S. Army.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than five percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and its other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based upon review of the copies of such forms furnished to the Company during the fiscal year ended December 31, 2003, to the best of management's knowledge all reports have been timely filed.

ITEM 10: EXECUTIVE COMPENSATION

The following tables show the compensation paid in cash, stock or stock options to the Company's past President, Mr. Southwick, and current president James Anderson, in all capacities during the past three fiscal years. The other executive officers and directors did not receive any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights from the Company during the last three fiscal years.

SUMMARY COMPENSATION TABLE
	Annual Compensation
Name and Principal position	Year	Salary	Bonus	Other annual compensation
James Anderson, President, Director	2003	-	-	-
Danier R. Southwick, President, Treasurer, Secretary, Director	2003 2002 2001	- (1) 84,000 84,000	- - -	- - -

(1) Includes $35,000 paid and $49,000 accrued salary which was settled in 2003.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's management and any person or group who beneficially owns more than 5% of the Company's outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 610,533( post-split) shares of common stock outstanding as of April 7, 2004, and any shares that each of the following persons may acquire within 60 days by the exercise of options.

CERTAIN BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent of Class
DHM Enterprises, LLC 4766 Holladay Blvd Holladay, Utah 84117	500,000 (Post-Split) Common	82%
James Anderson 378 North Main, #124 Layton, UT 84041	50,000 ( Post-Split) Common	8%
Officers and Directors as a Group	50,000 (Post-Split) Common	8%

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes certain transactions either the Company engaged in during the past two years or the Company proposes to engage in involving its executive officers, directors, more than 5% stockholders or immediate family members of such persons.

In August 2002 American Investment Properties, Inc., a more than 10% shareholder in 2002, paid off a line of credit at Zions Bank in the amount of $600,306. The Company was not able to extend the terms or pay any amount of the credit line when the credit line came due. American Investment Properties, as guarantor, was forced to pay the loan. In February 2003, the Company issued 1,056 common shares (post-split) to American Investment Properties, Inc. for the release of the $153,711 payable.

During the first quarter of 2002, the Company borrowed $100,000 and $25,000 from a shareholder. The note is unsecured, due on demand and management agreed to pay interest of 100% of the principal for the $100,000. During February 2003, 1,868 (post-split) was issued in exchange for reducing the outstanding accrued interest by $18,685 on the $100,000 note payable. As of December 31, 2003, the outstanding accrued interest is $81,315 and the note has been assigned to an unrelated third party.

The Company also borrowed $20,000 from Lynette Southwick, the wife of the Company's former President, Daniel R. Southwick. The note is unsecured, due on demand, and management agreed to pay interest of 100% of the principal. In 2002, $10,000 was paid against the note in leaving a balance owing of $30,000. During November 2003, this debt was settled for $10,000 in cash and 500 (post-split) shares of the Company's common stock.

In February 2003, the Company authorized the issuance of 200,000 shares of Class B Preferred Stock to Scott Hansen in consideration for a $25,000 note payable and retirement of 165,333 common shares. However, this transaction was never completed, the preferred shares were never issued and the common stock was not retired. As of December 31, 2003, this loan has been assigned to an unrelated third party.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

No. Description

31 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

32 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

4.5 Amended Bylaws

(b) The following report was filed on Form 8-K subsequent to year end.

Item 4, Change in Auditors Filed March 18, 2004.

ITEM 14: PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2003 was $1,448.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal year ended December 31, 2003 was $0.

Tax Fees

The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2003 was $0.

All Other Fees

The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY MINT, LTD.

Date: May 19, 2004 By:/s/James Anderson

James Anderson

President, Secretary/Treasurer and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 19, 2004 By:/s/ James Anderson

James Anderson

President and Director

(Principal Executive and Financial Officer)

Exhibit 31

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, James Anderson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Liberty Mint, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluations; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 19, 2004 /s/ James Anderson

James Anderson

Chief Executive Officer

And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Liberty Mint, Ltd., on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, James Anderson, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 19, 2004 /s/James Anderson

James Anderson, Chief Executive Officer

and Principal Accounting Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.