Form 10QSB
period 2004-03-31
LIBERTY MINT LTD
filed 2004-05-24
CIK 1042420

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2004

Commission File Number 000-27409

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

378 North Main, #124; Layton, UT 84041

(Address of principal executive offices)

Registrant's telephone number including area code (801) 497-9075

N/A
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

10,114,219
(Number of shares of common stock the registrant had
outstanding as of May 20, 2004)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and changes in its financial position from December 31, 2003 through March 31, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Liberty Mint, Ltd.

Balance Sheets

	March 31, 2004 (Unaudited)	December 31, 2003
Assets
Current Assets	$ -	$ -
Total Current Assets	$ -	$ -

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 1,069	$ 33
Interest Payable	87,867	82,312
Contingent Stock Guarantee	88,658	88,658
Notes Payable	212,000	221,500
Total Current Liabilities	389,594	392,503

Stockholders' Equity
Preferred Stock, 10,000,000 Shares Authorized, No Par Value, No Shares Issued and Outstanding	-	-
Common Stock; 50,000,000 Shares Authorized at $.001 Par Value; 10,110,533 and 610,533 Issued and Outstanding, Respectively	10,111	611
Additional Paid in Capital	6,943,711	6,833,835
Accumulated Deficit	(7,343,417)	(7,260,003)
Total Stockholders' Equity	(389,594)	(425,168)
Total Liabilities and Stockholders' Equity	$ -	$ -

Liberty Mint, Ltd.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Revenue	$ -	$ -

Expenses
General & Administrative	1,036	250
Total Expenses	1,036	250
Loss from Operations	(1,036)	(250)
Other Income (Expenses)
Other Income	-	230
Interest Expense	(5,555)	-
Total Other Income(Expenses)	(5,555)	230
Net Income (Loss)- Before Taxes	(6,591)	(20)
Taxes	-	-
Income (Loss) From Continuing Operations	-	(20)
Discontinued Operations:
Gain (Loss) On Disposal of Operations	-	44,860
Income (Loss) from Discontinued Operations	-	44,860
Net Income (Loss)	$ (6,591)	$ 44,840

Loss per Common Share	$ (0.01)	$ .05
Weighted Average Outstanding Shares	610,533	47,213

Liberty Mint Ltd.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Cash Flows from Operating Activities
Net Income (Loss)	$ (6,591)	$ 44,840
Less: Loss (Gain) from Discontinued Operations	-	(44,860)
Income(Loss) from Continuing Operations	(6,591)	(20)
Adjustments to Reconcile Net (Loss) to Net Cash;
Increase (Decrease) in Interest Payable	5,555	-
Increase (Decrease) in Accounts Payable	1,036	-
Net Cash Provided (Used) by Operating Activities	-	(20)
Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Net Cash Provided (Used) by Financing Activities	-	-
Increase (Decrease) in Cash	-	(20)
Cash, Beginning of Period	-	20
Cash, End of Period	$ -	$ -
Supplemental Cash Flow Information
Interest	$ -	$ -
Income Taxes (Including Penalties & Interest)	-	-

On March 31, 2004, the Company accepted the conversion of $9,500 of a note payable for the issuance of 9,500,000 post-split shares.

Liberty Mint, Ltd.

Notes to the Financial Statements

March 31, 2004

NOTE 1 - Interim Financial Statements

Management has elected to omit substantially all of the disclosures for the interim financial statements ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) and has made all the necessary adjustments to present accurate financial statements for the three months presented.

The financial statements for the three months ended March 31, 2004 were prepared from the books and records of the company without audit. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2004. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

NOTE 2 - Common Stock

On March 31, 2004, the Company accepted the conversion of $9,500 of a note payable for the issuance of 9,500,000 post-split shares. The amount of the convertible note at December 31, 2003 and March 31, 2004 was $96,500 and $87,000, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. The Company had approximately $(389,594) as operating capital at March 31, 2004, compared to $(425,168) for the same period last year. The Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company to the met the obligations of the current accounts payable. Historically, the Company has been successful in either raising operational capital or extending the present loans, or a combination of both. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operation. The Company reported a net loss of $(6,591) for the first fiscal quarter ended March 31, 2004, compared to a net loss of $(44,840) for the same period last year.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. During this process, the Company intends to raise operational capital through private placements.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-QSB, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities

During March 2004, the Board decided it was in the Company's best interest to reverse split its common stock on a 1:20 basis. The Board deemed it in the best interest of the Company and public policy, to protect small shareholders by not reversing any certificate that is currently less than 100 shares or reversing any certificate more than 100 shares to an amount below 100 shares.

On March 31, 2004, 9,500,000 shares of common stock were issued for conversion of $9,500 in debt owed by the Company.

These issuances were exempt from registration as a private issuer transaction pursuant to Section 4(2) of the Securities Act of 1933. As a result of these issuances and the cancellation of common stock the Company's outstanding shares changed from 610,533 at the beginning of the period to 10,110,533 at the date of this filing.

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

During 2003, the Company has had on its books a Contingent Stock Guarantee ("Guarantee"). In order to attract a suitable merger or acquisition candidate, the Board deemed it in the best interest of the Company to restructure this Guarantee and issue to an unrelated third party a convertible debenture in the amount of $88,658, which debenture shall bear an interest rate of 12% a.p.r., due on demand and be convertible into common shares of the Company at par value, provided, however, such conversion may be made in amounts that do not result in the issuance of control to any one person. The restructuring appears in the appropriate places on the balance sheet.

Subsequent to the end of the first quarter, 3,754 additional shares were issued due to the reverse split of the common stock.

Item 6. Exhibits and Reports on Form 8-K

1) Exhibits.

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

32 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: May 24, 2004 Liberty Mint, Ltd.

/S/ James Anderson

James Anderson

Exhibit 31

SECTION 302 CERTIFICATION

I, James Anderson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Liberty Mint, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluations; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date: May 24, 2004 /s/ James Anderson

James Anderson

Chief Executive Officer

And Principle Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Liberty Mint, Ltd., on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 24, 2004 /s/ James Anderson

James Anderson,

Chief Executive Officer

And Principle Accounting Officer