Form 10QSB
period 2004-06-30
LIBERTY MINT LTD
filed 2004-08-13
CIK 1042420

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2004

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

Yes X No

10,115,728
(Number of shares of common stock the registrant had
outstanding as of July 30, 2004)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its operations and changes in its financial position from December 31, 2003 through June 30, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Liberty Mint, Ltd.

Balance Sheets

	June 30, 2004 (Unaudited)	December 31, 2003
Assets
Current Assets	$ -	$ -
Total Current Assets	$ -	$ -

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 740	$ 33
Interest Payable	93,422	82,312
Contingent Stock Guarantee	88,658	88,658
Notes Payable	217,405	221,500
Total Current Liabilities	400,225	392,503

Stockholders' Equity
Preferred Stock, 10,000,000 Shares Authorized, No Par Value, No Shares Issued and Outstanding	-	-
Common Stock; 50,000,000 Shares Authorized at $.001 Par Value; 10,115,199 and 610,533 Issued and Outstanding, Respectively	10,115	611
Additional Paid in Capital	6,943,707	6,943,711
Accumulated Deficit	(7,354,047)	(7,336,826)
Total Stockholders' Equity	(400,225)	(392,503)
Total Liabilities and Stockholders' Equity	$ -	$ -

Liberty Mint, Ltd.

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30 2004	June 30 2003	June 30 2004	June 30 2003
Revenue	$ -	$ -	$ -	$ -

Expenses
General & Administrative	5,076	37,799	6,112	38,049
Total Expenses	5,076	37,799	6,112	38,049
Loss from Operations	(5,076)	(37,799)	(6,112)	(38,049)
Other Income (Expenses)
Other Income	-	-	-	230
Interest Expense	(5,555)	-	(11,109)	-
Total Other Income(Expenses)	(5,555)	-	(11,109)	230
Net Income (Loss)- Before Taxes	(10,631)	(37,799)	(17,221)	(37,819)
Taxes	-	-	-	-
Income (Loss) From Continuing Operations	(10,631)	(37,799)	(17,221)	(37,819)
Discontinued Operations:
Gain (Loss) On Disposal of Operations	-	-	-	44,860
Income (Loss) from Discontinued Operations	-	-	-	44,860
Net Income (Loss)	$ (10,631)	$ (37,799)	$ (17,221)	$ 7,041

Loss per Common Share	$ -	$ (0.04)	$ -	$ 0.01
Weighted Average Outstanding Shares	10,112,893	1,002,291	5,361,700	973,273

Liberty Mint Ltd.

Statement of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2004	June 30, 2003
Cash Flows from Operating Activities
Net Income (Loss)	$ (17,221)	$ 7,041
Less: Loss (Gain) from Discontinued Operations	-	(44,860)
Income(Loss) from Continuing Operations	-	(37,819)
Adjustments to Reconcile Net (Loss) to Net Cash;
Increase (Decrease) in Interest Payable	11,110	-
Increase (Decrease) in Accounts Payable	707	37,799
Net Cash Provided (Used) by Operating Activities	(5,404)	(20)
Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Net Cash Provided (Used) by Financing Activities	5,404	-
Increase (Decrease) in Cash	-	(20)
Cash, Beginning of Period	-	20
Cash, End of Period	$ -	$ -
Supplemental Cash Flow Information
Interest	$ -	$ -
Income Taxes (Including Penalties & Interest)	-	-

On March 31, 2004, the Company accepted the conversion of $9,500 of a note payable for the issuance of 9,500,000 post-split shares.

Liberty Mint, Ltd.

Notes to the Financial Statements

June 30, 2004

NOTE 1 - Interim Financial Statements

Management has elected to omit substantially all of the disclosures for the interim financial statements ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) and has made all the necessary adjustments to present accurate financial statements for the three months presented.

The financial statements for the six months ended June 30, 2004 were prepared from the books and records of the company without audit. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2004. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

NOTE 2 - Common Stock

On March 31, 2004, the Company accepted the conversion of $9,500 of a note payable for the issuance of 9,500,000 post-split shares. The amount of the convertible note at December 31, 2003 and March 31, 2004 was $96,500 and $87,000, respectively.

On June 30, 2004, the Company converted $5,405 in accounts payable to a demand convertible note at 10% interest per year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. The Company had approximately $(400,225) as operating capital at June 30, 2004, compared to $(449,635) for the same period last year. The Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company to the met the obligations of the current accounts payable. Historically, the Company has been successful in either raising operational capital or extending the present loans, or a combination of both. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operation. The Company reported a net loss of $(10,631) for the second fiscal quarter ended June 30, 2004, compared to a net loss of $(37,799) for the same period last year. On June 30, 2004, the Company converted $5,405 in accounts payable to a demand convertible note at 10% interest per year and has been reflected in that portion of the balance sheet.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities

During March 2004, the Board decided it was in the Company's best interest to reverse split its common stock on a 1:20 basis. The Board deemed it in the best interest of the Company and public policy, to protect small shareholders by not reversing any certificate that is currently less than 100 shares or reversing any certificate more than 100 shares to an amount below 100 shares. Due to the round up of the reverse 4,741 shares of the Company's common stock were issued to several brokerages.

These issuances were exempt from registration as a private issuer transaction pursuant to Section 4(2) of the Securities Act of 1933. As a result of these issuances of common stock the Company's outstanding shares changed from10,110,533 at the beginning of the period to 10,115,274 balance at the end of the quarter.

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

On June 30, 2004, the Company converted $5,405 in accounts payable to a demand convertible note at 10% interest per year.

Item 6. Exhibits and Reports on Form 8-K

) Exhibits.

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

32 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

2) Reports on Form 8-K.

No reports on Form 8-K for the period represented in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: August 12, 2004 Liberty Mint, Ltd.

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

Date: August 12, 2004 /s/ James Anderson

James Anderson Chief Executive Officer And Principle Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Liberty Mint, Ltd., on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 12, 2004 /s/ James Anderson

James Anderson, Chief Executive Officer And Principle Accounting Officer