Form 10QSB
period 2004-09-30
LIBERTY MINT LTD
filed 2004-11-16
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004

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

Registrant's telephone number including area code: (801) 497-9075

/A

Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

13,548,816
(Number of shares of common stock the registrant had
outstanding as of November 3, 2004)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of its operations and changes in its financial position from December 31, 2003 through September 30, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Liberty Mint, Ltd.

Balance Sheets

	September 30, 2004 (Unaudited)	December 31, 2003
Assets
Current Assets	$ -	$ -
Total Current Assets	$ -	$ -

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 3,965	$ 33
Interest Payable	98,535	82,312
Contingent Stock Guarantee	-	88,658
Notes Payable	92,405	221,500
Total Current Liabilities	194,905	392,503

Stockholders' Equity
Preferred Stock, 10,000,000 Shares Authorized, No Par Value, No Shares Issued and Outstanding	-	-
Common Stock; 50,000,000 Shares Authorized at $.001 Par Value; 13,548,816 and 610,533 Issued and Outstanding, Respectively	13,549	611
Additional Paid in Capital	7,153,931	6,943,711
Accumulated Deficit	(7,362,385)	(7,336,826)
Total Stockholders' Equity	(194,905)	(392,503)
Total Liabilities and Stockholders' Equity	$ -	$ -

Liberty Mint, Ltd.

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine months Ended
	September 30 2004	September 30 2003	September 30, 2004	September 30 2003
Revenue	$ -	$ -	$ -	$ -

Expenses
General & Administrative	3,225	472	9,337	38,521
Total Expenses	3,225	472	9,337	38,521
Loss from Operations	(3,225)	(472)	(9,337)	(38,521)
Other Income (Expenses)
Other Income	-	-	-	230
Interest Expense	(5,113)	-	(16,222)	-
Total Other Income(Expenses)	(5,113)	-	(16,222)	230
Net Income (Loss) - Before Taxes	(8,338)	(472)	(25,559)	(38,291)
Taxes	-	-	-	-
Income (Loss) From Continuing Operations	(8,338)	(472)	(25,559)	(38,291)
Discontinued Operations:
Gain (Loss) On Disposal of Operations	-	-	-	44,860
Income (Loss) from Discontinued Operations	-	-	-	44,860
Net Income (Loss)	$ (8,338)	$ (472)	$ (25,559)	$ 6,569

Loss per Common Share	$ -	$ -	$ -	$ -
Weighted Average Outstanding Shares	10,157,071	999,991	6,970,785	981,412

Liberty Mint Ltd.

Statement of Cash Flows

(Unaudited)

	For the Nine months Ended
	September 30, 2004	September 30, 2003
Cash Flows from Operating Activities
Net Income (Loss)	$ (25,559)	$ 6,569
Less: Loss (Gain) from Discontinued Operations	-	(44,860)
Income(Loss) from Continuing Operations	-	(38,291)
Adjustments to Reconcile Net (Loss) to Net Cash;
Increase (Decrease) in Interest Payable	16,223	-
Increase (Decrease) in Accounts Payable	3,932	38,271
Net Cash Provided (Used) by Operating Activities	(5,404)	(20)
Cash Flows from Investing Activities
Net Cash Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Net Cash Provided (Used) by Financing Activities	5,404	-
Increase (Decrease) in Cash	-	(20)
Cash, Beginning of Period	-	20
Cash, End of Period	$ -	$ -
Supplemental Cash Flow Information
Interest	$ -	$ -
Income Taxes (Including Penalties & Interest)	-	-
Significant Non-Cash Transactions
On March 31, 2004, the Company accepted the conversion of $9,500 of a note payable for the issuance of 9,500,000 post-split shares.

Liberty Mint, Ltd.

Notes to the Financial Statements

September 30, 2004

NOTE 1 - Interim Financial Statements

Management has elected to omit substantially all of the disclosures for the interim financial statements ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) and has made all the necessary adjustments to present accurate financial statements for the three months presented.

The financial statements for the nine months ended September 30, 2004 were prepared from the books and records of the company without audit. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of September 30, 2004. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

NOTE 2 - Common Stock

On March 31, 2004, the Company accepted the conversion of $9,500 of a note payable for the issuance of 9,500,000 post-split shares. The amount of the convertible note at December 31, 2003 and March 31, 2004 was $96,500 and $87,000, respectively.

On June 30, 2004, the Company converted $5,405 in accounts payable to a demand convertible note at 10% interest per year.

On September 29, 2004, the management of the Company approved the conversion of $213,658 in debt to 3,424,007 shares of common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources. The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. The Company had approximately $(194,905) as operating capital at September 30, 2004, compared to $(708,467) for the same period last year. The Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to the met the obligations of the current accounts payable.

Results of Operation. The Company reported a net loss of $(8,338) for the third fiscal quarter ended September 30, 2004, compared to a net loss of $(472) for the same period last year. On September 29, 2004, the Company converted $213,658 in debt to 3,424,007 shares of common stock at a conversion price of $.06 per share and has been reflected in that portion of the balance sheet.

Plan of Operations. Effective September 27, 2004, the Company signed a definitive agreement to merge Ann Arbor Acquisition Corporation, a wholly owned subsidiary of the company, with and into Akesis Pharmaceuticals, Inc. which will become a wholly owned subsidiary of the Company. Pursuant to the agreement, Akesis Pharmaceuticals shareholders will be issued 10.5 million shares of the Company's common stock in exchange for all the outstanding shares of Akesis Pharmaceuticals as of the closing of the merger. Following the merger, it is intended that new management of the company will be appointed and the current management of the Company will resign.

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

On September 29, 2004, the Company converted $213,658 in debt to 3,424,007 shares of common stock at a conversion price of $.06 per share. These issuances were exempt from registration as a private issuer transaction pursuant to Section 4(2) of the Securities Act of 1933.

As a result of these issuances of common stock the Company's outstanding shares changed from10,115,274 at the beginning of the period to 13,548,816 balance at the end of the quarter.

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

Effective September 27, 2004, the Company signed a definitive agreement to merge Ann Arbor Acquisition Corporation, a wholly owned subsidiary of the company, with and into Akesis Pharmaceuticals, Inc. which will become a wholly owned subsidiary of the Company. Pursuant to the agreement, Akesis Pharmaceuticals shareholders will be issued 10.5 million shares of the Company's common stock in exchange for all the outstanding shares of Akesis Pharmaceuticals as of the closing of the merger.

Following the merger, it is intended that new management of the company will be appointed and the current management of the Company will resign. The Company currently intends to change its name and obtain a new trading symbol on the OTC Bulletin Board.

A restructuring of the Company's debt has occurred resulting in the conversion of $214,000 in debt for approximately 3.4 million shares of the Company's common stock. Additionally, pursuant to the merger, the Company intends to forgive approximately $92,000 in other payables.

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

a) September 27, 2004 Item 1.01 Entry into a Material Definitive Agreement and Item 9.01 Financial Statements, Pro Forma Financial Information and Exhibits.

b) September 29, 2004 Item 3.02 Unregistered Sale of Equity Securities and Item 8.01 Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: November , 2004 Liberty Mint, Ltd.

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

Date: November , 2004 /s/ James Anderson

James Anderson

Chief Executive Officer

And Principle Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Liberty Mint, Ltd., on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November , 2004 /s/ James Anderson

James Anderson,

Chief Executive Officer

And Principle Accounting Officer