Form 10-K
period 2004-12-31
AKESIS PHARMACEUTICALS, INC.
filed 2005-03-24
CIK 1042420

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27409

AKESIS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1409219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4370 La Jolla Village Drive

Suite 685

San Diego, California 92122

(858) 646-0789

(Address, including zip code, or registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of Act).    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $30,347,184 computed by reference to the last sales price of $3.00 as reported by the O-T-C Bulletin Board Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2004. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The number of shares outstanding of the Registrant’s common stock on February 28, 2005 was 14,992,552 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Annual Report on Form 10-K.

AKESIS PHARMACEUTICALS, INC.

FORM 10-K

Year Ended December 31, 2004

PART I

This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby and we disclaim any duty or obligation to update. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

•	Our capital requirements and resources;
•	Our strategy;
•	Development of new products;
•	Our intent to develop and sell products and services to companies in the pharmaceutical industry;
•	Technological change and uncertainty of new and emerging technologies;
•	Potential competitors or products;
•	Future employment of our key employees;
•	Development of strategic relationships;
•	Statements about potential future dividends;
•	Statements about protection of our intellectual property; and
•	Possible changes in legislation.

Such forward-looking statements are inherently subject to risks and uncertainties, (including those discussed in “Risk Factors” below and other sections of this document) and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.

Item 1. Business

The Company

We are an early stage biopharmaceutical company engaged in the discovery, development and commercialization of complementary and alternative therapies for the treatment of three principal forms of carbohydrate intolerance – Type 2 diabetes, Syndrome X, and impaired glucose tolerance (“IGT”), and their associated complications. We have been granted patents and filed patent applications for a number of proprietary formulations and combination therapies, including formulations with existing diabetes medications, for use in the treatment of Type 2 diabetes. We intend to use our proprietary formulations to develop prescription treatments for Type 2 diabetes and related metabolic disorders. These products are in an early stage of development and no regulatory filings to commercialize our products have yet been made with the United States Food and Drug Administration, or FDA, or any similar state or foreign authorities.

We have undertaken an initial clinical trial of one of our specific product formulations, which demonstrated a consistent improvement in glycated hemoglobin levels (A1c), compared to base line, after three months of treatment in a diabetic population. These formulations are covered by our issued patents as set forth below. This was a small (81 individual) open-label study; open-label studies are generally considered to be less reliable than double blind placebo controlled studies and are not accepted by the FDA. The observed reduction in A1c, (which is an established long-term measure of blood glucose), in this open-label study was in excess of 2% for all treatment groups. This reduction contemplates an average improvement in excess of 20% in blood glucose parameters in this patient population. This included patients taking the initial product candidate as monotherapy, as well as with concomitant medications. We believe that this trial may suggest that Akesis’ formulations show the potential for enhancing currently available oral antidiabetic therapeutic agents. We intend to conduct follow-on feasibility clinical trials with one or more of our formulations with a goal of confirming and extending the results of our initial clinical study. We believe that the successful completion of these feasibility trials could lead to partnering opportunities in the pharmaceutical industry. We are not currently in discussions with the FDA regarding the specific requirements for approval and we have not commenced any FDA-approved clinical trials.

Diabetes

Diabetes is a major health problem and is the fifth leading cause of death by disease in the United States. Diabetes is characterized by poor control of glucose levels in the blood, and is often associated with severe long-term complications, such as heart, eye, kidney and peripheral vascular diseases.

It is estimated that over 194 million people worldwide have diabetes. Of that population, approximately 18 million have type 1 diabetes, also known as juvenile-onset diabetes, and approximately 159 million have type 2 diabetes, also known as adult-onset diabetes. In the United States alone, in 2002 there were approximately 13 million people diagnosed with diabetes, and approximately 1.3 million new cases of diabetes are diagnosed each year. CDC estimates that in 2005 direct and indirect costs related to diabetes will be in excess of 150 billion dollars.

For people suffering from diabetes, poor control of blood glucose concentrations has been shown to result in severe long-term complications. For instance, damage to small blood vessels due to diabetes may result in disorders such as retinopathy, nephropathy, neuropathy, and peripheral vascular disease.

Weight control and obesity are also major problems for patients with diabetes, particularly for those people using insulin as part of their treatment regimen. Other metabolic complications resulting from diabetes and associated metabolic disorders include high blood pressure and dyslipidemia, the abnormal metabolism of fat. These undesired metabolic effects may result in additional complications involving large blood vessels, which can lead to heart attacks, strokes and amputations of lower extremities. Further, patients with diabetes frequently have wide fluctuations in blood sugar following meals. These fluctuations in blood sugar can significantly affect a patient’s quality of life. Collectively, these complications and associated metabolic disorders can lead to increased pain, suffering, reduced quality of life and early death.

The most widely accepted measure of long-term blood glucose is glycated hemoglobin, or A1c. A person’s A1c level is a recognized indicator of that individual’s average blood glucose concentrations over a 3 to 4-month period. Lower A1c levels indicate better blood glucose control, on average. A1c levels in people without diabetes are usually less than 6%. The American Diabetes Association’s Clinical Practice Recommendations suggest that people with diabetes should aim for an A1c level that is lower than 7%. Only a minority of people diagnosed with diabetes in the United States are able to achieve the American Diabetes Association’s recommended target A1c level, even with available drug therapies. Additionally, aggressive use of insulin and other available therapies to achieve target glucose control can be associated with an increased risk of hypoglycemia and weight gain. Consequently, there is a pressing need to develop new treatment strategies that improve the overall health profile of patients with diabetes and reduce the risk of complications without increased pain and suffering.

In 1993, a landmark study in patients with type 1 diabetes, called the Diabetes Control and Complications Trial, showed that improved glucose control — as measured by any reduction in an individual’s A1c level — reduced the incidence of long-term complications. In 1998, a similar landmark study in patients with type 2 diabetes, the United Kingdom Prospective Diabetes Study, reported similar conclusions for type 2 diabetes. Unfortunately, both of these studies showed that available therapies cannot mitigate the progressive nature of diabetes and long-term complications are to be expected.

Product Description

The initial product we developed is a patented combination of micronutrients, the individual components of which have been used widely for many years. It is consumable in tablet form. It includes components that are believed to address (i) immediate health needs, (ii) longer-term health-maintenance issues, and (iii) aspects of general health and well-being. The product candidate has to date been sold as a dietary supplement under the 1994 Dietary Supplement Health and Education Act (“DSHEA”). Preliminary evidence suggests that it may be effective at promoting diabetic health and wellness when used as a stand-alone product, as well as when used as an adjunct to prescription anti-diabetic products, both oral and insulin.

It is contemplated that our new product formulations will be derived from the more recent patent issuances. We plan to evaluate metformin containing compositions for the treatment of diabetes. This will be an Rx combination of metformin, chromium, vanadium, and magnesium. The product will be taken orally, once or BID in tablet form. Our second product to be evaluated through the proposed feasibility study will be a combination of glimepride, chromium and vanadium. This product will also be considered for prescription use and be taken orally in tablet form.

The product candidates under consideration are being developed in response to the increasing number of cases of diabetes to attempt to improve health and wellness without requiring substantial lifestyle changes. It does so by delivering a core micronutrient offering that appears to be important for maintaining good diabetic control.

The anchor components of the initial product candidate are intended to mitigate insulin resistance, and include chromium (from its polynicotinate complex), magnesium (as highly-bioavailable salts) and vanadium (as its sulfate). These anchor components are supported by additional micronutrients that may support longer-term health and focus on cardiovascular benefits, specifically aspirin source and vitamin E (in its natural isomeric form).

The initial patented product formulation which had been tested by us is presented below:

Ingredient	Amount	Daily Value
Biotin	300 µg	100%
Calcium (from calcium carbonate/phosphate)	150 mg	15%
Chromium (from polynicotinate complex)	333 µg	278%
Copper (from copper chelate)	2 mg	100%
Folic Acid	400 µg	100%
Iodine (from sea kelp)	150 µg	100%
Magnesium (from citrate/fumarate/malate/glutarate/succinate complex)	46 mg	12%
Manganese (from manganese sulfate)	11 mg	550%
Molybdenum (from citrate/fumarate/malate/glutarate/succinate complex)	75 µg	100%
Niacinamide	20.1 mg	101%

Ingredient	Amount	Daily Value
Pantothenic Acid (as calcium pantothenate)	10 mg	100%
Phosphorous (from calcium phosphate)	115 mg	12%
Riboflavin	3.6 mg	212%
Selenium (from citrate/fumarate/malate/glutarate/succinate complex)	60 µg	86%
Standardized Willow/Willow Bark Complex (aspirin source)	160 mg	N/A
Thiamine (mononitrate)	3 mg	200%
Vandyl Sulfate (hydrate)	100 mg	N/A
Vitamin A	5000 IU	100%
Vitamin B-6 (as pyridoxine·HCl)	23.1 mg	1155%
Vitamin B-12	48 µg	800%
Vitamin C (ascorbic acid)	60 mg	100%
Vitamin D-3	400 IU	100%
Vitamin E (natural)	400 IU	1333%
Zinc	15 mg	100%

Chromium and vanadium supplements in diabetes treatment

The first studies to suggest that chromium supplementation, (with chromium picolinate) could have beneficial effects on body mass and glucose metabolism were published in 1989. Chromium supplementation has been proposed to help with weight loss, glycemic control in diabetes, athletic performance, controlling hypercholesterolemia, corticosteroid-induced hyperglycemia and improving lean muscle mass. However many subsequent studies of chromium picolinate have failed to support these earlier findings.

There is now reasonable evidence to suggest that chromium deficiency may be associated with the development, or progression of diabetes, and that supplementation with chromium can exert positive effects on insulin sensitivity, blood glucose levels and glycosylated hemoglobin levels in diabetic patients. However, there is as of yet no clear picture of whether populations susceptible to diabetes are chromium deficient, or what long term dosing is appropriate to treat or prevent diabetes, or what the long term side effects of chromium supplementation may arise.

The most commonly used form of chromium in health supplements is chromium picolinate, and this is significantly more bioavailable than elemental chromium. It is rapidly absorbed in the stomach, and subsequently absorbed into tissues, where it rapidly distributes within cells. Pharmacokinetic models predict that ingested chromium will accumulate and be retained in human tissues if the supplement is taken for extended periods of time; however this prediction has not been experimentally confirmed.

Accurate estimates of chromium levels in humans are difficult to determine, and tissue chromium levels do not necessarily correlate with serum chromium levels. The U.S. Food and Nutrition Board of the National Academy of Sciences concluded in 2001 that there was not enough existing evidence to set Recommended Daily Allowances (RDAs) for chromium and, instead set Adequate Intakes (AI’s) based on the amount of chromium that normal healthy people currently consume. Based on that data, the Institute of Medicine recommended AI’s of chromium of 25-35 micrograms per day (µg or mcg).

The nutritional biochemistry and mechanism of action of chromium in the body is still poorly understood. No enzymes have been formally identified that require chromium for activity, and no chromium dependent co-factors have been biochemically characterized. Chromium has been shown to activate the tyrosine kinase activity of insulin activated insulin receptor and to activate a membrane phosphotyrosine phosphatase in adipocyte membranes. The physiological actions of chromium on insulin sensitivity and diabetes may also be mediated through the interaction of chromium on the transport, storage and intracellular uptake of iron. Chromium supplementation competes with iron for transport through transferrin and acts to reduce iron storage in the body. Excess iron accumulation has been linked to diabetes, and insulin insensitivity in some studies, suggesting that the beneficial effects of chromium supplementation may be related to the short term reduction of iron accumulation, particularly in the elderly.

Chromium is considered safe up to doses of 1000 µg (1 mg) per day. However, the use of chromium picolinate has been associated with toxicity, especially at high doses in vitro, possibly through the release of the picolinate ligand, which can independently act as an oxidant.

In March 2003 the Expert Group on Vitamins and Minerals of the U.K. Joint Food Standards and Safety Group requested that the health supplement industry should voluntarily withdraw chromium picolinate containing products while also consulting on a ban on the use and sale of chromium picolinate in the U.K. Currently the U.S. Food and Drug Administration, working with the U.S. National Academy of Sciences, is studying the potential regulation of chromium picolinate.

In summary, the long term biological effects of chromium accumulation in humans are poorly understood, and there have not yet been any long term studies on the effects of chromium supplementation. There is no conclusive proof, as evidenced by a large long-term controlled clinical trial, demonstrating that the benefits of high dose chromium supplementation for the treatment of diabetes significantly outweigh the risk of chromium toxicity. Because of insufficient information on the use of chromium to treat diabetes, no recommendations for supplementation yet exists in the U.S. for diabetes treatment.

Vanadium does not appear to be an essential element, there are no disorders in humans associated with vanadium deficiency and the government has not established a recommended daily allowance (RDA). The normal diet contains 10-30 micrograms (µg or mcg) of vanadium per day. The reported Tolerable Upper limit (ULs) for vanadium is approximately 1.8 mg/day for an adult.

Sodium vanadate was first reported to be effective for treating diabetes in 1899, almost 100 years before the discovery of chromium picolinate. Many subsequent studies have shown that a number of vanadium compounds have insulin mimicking actions both in vitro and in vivo. Treatment with vanadium compounds such as vanadium sulfate resulted in the development of a modest increase in insulin sensitivity and decreased insulin requirements.

Vanadium has been proposed to act through at least three mechanisms, 1) a direct insulin-mimetic action, 2) an enhancement of insulin sensitivity, and 3), a prolongation of insulin biological response. The insulin mimetic action appears to be mediated by direct binding of vanadium, or vanadium complexes with low molecular serum proteins to the insulin receptor. The synergistic enhancement of insulin sensitivity and prolongation of insulin response appear to be mediated via an inhibitory action of vanadate on phosphoprotein tyrosine phosphatases (PTPs) which would otherwise act to switch off the intracellular effects of insulin within the cell.

Vanadium salts such as vanadyl sufate appear to be poorly absorbed through the gastrointestinal tract, with less than 5% of the absorbed dose being taken up. The use of enteric coated vanadyl sufate capsules has been shown to increase the uptake of vanadate sulfate by approximately 2 fold. Absorbed vanadate has been shown to bind to transferrin and ferritin in plasma and other body fluids. Absorbed vanadium is mainly excreted in the urine in both high and low molecular weight complexes. Long term administration of vanadium results in the accumulation of vanadium in bone.

There is currently limited data on the long term toxicity of vanadium in humans. Vanadate appears to accumulate in bones and in clinical trials gastrointestinal side effects increase above doses of 75 mg / day. In one clinical trial, gastrointestinal side effects were experienced in 75% of the subjects in the first week, but well tolerated after that. In another study 12 subjects were given 13.5 mg daily for 2 weeks, followed by 22.5 mg daily for 5 months. Five developed gastrointestinal symptoms – nausea, vomiting, diarrhea, cramps – and five developed green tongues.

We believe, based on our initial studies, that chromium and vanadium supplementation may provide synergistic effects when administered in combination with other diabetes therapeutics, potentially making many existing therapeutic strategies for treating diabetes more effective.

Target Markets

The initial product is targeted at individuals with the three principal forms of carbohydrate intolerance – Type 2 diabetes, Syndrome X, and impaired glucose tolerance (“IGT”). Collectively, these conditions are found in one of every five or six individuals, and they are regarded by some analysts as significant growth engines for the human-health industry. All three of these market segments have clear needs and have articulated demands for product offerings that deliver benefits such as those that may be available through the product candidates.

Type 2 diabetes is endemic in modern industrialized countries and, by many estimates, represents >95% of the diabetic population. There are an estimated 15 million or more individuals with Type 2 diabetes in the US and upward of 150 million individuals worldwide. General agreement exists that this population will more than triple during the next 25 years. Annual sales of oral anti-diabetic agents currently are on the order of $10 billion.

Syndrome X is intermediate between Type 2 diabetes and IGT, and may represent a market of at least 30 million individuals in the US. Some recent studies have suggested that this condition is linked to 13 million or more cardiovascular disease cases, which would implicate Syndrome X in at least half of those reported.

Impaired glucose tolerance is an even larger market segment, as this condition affects at least 35 million individuals in the US. It has become an increasing area of focus by the American Diabetes Association (“ADA”), which has advocated the identification and intensive management of the health and wellness of individuals with IGT.

At a more general level, the product candidate is tied to health-management trends that are (or are becoming) mainstream. It is aligned perfectly with an aging consumer population that cares more than ever about staying healthy and active.

Safety Findings

All components in the product candidate are found in food articles that either are part of standard diets or are found in widely-available dietary supplements that are legally marketed and sold, and that have extensive clinical and/or safety-in-use histories. Safe consumption of individual and combination micronutrients at levels equivalent to and in excess of those found in the product candidate is documented over decades and, in some cases, centuries. No consistent reports specifically linking any of the product candidate’s components to adverse events are found in reports deposited with FDA and other regulatory bodies responsible for maintaining such data.

For consumers with aspirin sensitivities or allergies, it should be noted that the initial product candidate contains a standardized willow/willow bark (“willow”) complex that is metabolized to acetylsalicylic acid, the active ingredient in aspirin. Willow is used in the initial product candidate at an equivalent of 20 mg aspirin to confer long-term cardioprotective benefits, which are advocated for people with diabetes by the ADA and the American Heart Association.

Reports of gastrointestinal upset have been made about individual micronutrients in the initial product candidate; however they generally are ameliorated or eliminated by concomitant food consumption or after a brief adaptation period.

We used WIL Laboratories, a contract toxicology organization, to perform a preliminary animal safety study with its product. The results from a good laboratory practices (GLP) 14-day rat toxicology study (n = 70 rats) showed a clean profile when it was administered at levels up to 20X those intended for humans, a regimen recommended by the professional staff at WIL as providing an appropriate margin of safety. Specifically, the results from this study indicated that the product candidate was taken up by study animals and that no adverse observations were noted in a comprehensive examination of tissues, organs, and fluids. Furthermore, all histopathological examinations were completely normal.

Based on the foregoing, we do not anticipate any safety issues related to the product candidate. However, the precise combination of micronutrients in the product candidate has not been clinically tested in humans. Accordingly, there can be no guarantee that toxicity issues will not arise or that results of human clinical trials of the product candidate will be consistent with the results obtained to date.

Preliminary Clinical Data

We performed a small (81 individual), 12-week open-label human study of our initial product, which provided preliminary but encouraging insight about its efficacy. This study was conducted over Thanksgiving and Christmas holidays, a period during which many diabetic individuals experience significant deteriorations of their diabetic control. Participants added the product candidate to their daily treatment regimen while making no changes to existing medications, diets, or exercise regimens.

Open-label studies can be used to make initial assessments about product efficacy, and are performed with prior physician and participant understanding that a product is being used that is expected to deliver health benefits. They differ from double-blind placebo-controlled trials, which are the industry-standard approach for testing prescription drugs and in which neither physicians nor patients know whether patients are taking a placebo or the product under investigation.

Open-label studies are generally considered to be less reliable than double blind placebo controlled trials, and are not accepted by the FDA.

Participants for this study came from hospitals and physician practices in La Jolla, CA; Pittsburgh, PA; Las Vegas, NV; and Chicago, IL. Summary participant information is presented below:

Number of Participants	81

Study Duration (Weeks)	12

Average Age (Range)	61 (26 – 81)

Gender (M/F)	41/40

Average Disease Duration (Range)	7 (0 – 24)

Type 2 / Type 1 Diabetes	81 / 0

Taking concomitant medications	88%

The endpoint measured in the open-label study was hemoglobin A1c (“HbA1c”), which is the generally accepted standard against which diabetic control is evaluated. It provides a measure of average blood glucose readings throughout the previous 90 days. A generally accepted HbA1c range for the non-diabetic population is 4.5% – 7.5%. Values above 10.0% (correlating to an average blood glucose of 250 mg/dL) are observed in a large part of the diabetic population, and values above even 8.0% typically are precursors to serious micro-and macro-vascular complications.

The table below presents summary results of the improved diabetic control (as measured by reductions in HbA1c) that was delivered by the product candidate across various cross-sections of open-label study groups:

Population	Change in HbA1c
Entire	-1.7%
Those with starting HbA1c > 8.0%	-2.2%
Those taking only the Akesis product candidate	-2.0%
Those taking one concomitant prescription anti-diabetic	-2.1%
Those taking three concomitant prescription anti-diabetics	-1.3%

To provide context for these results, the following table compares the improvements in diabetic control delivered by the product candidate in the open-label study, when taken as the only product for diabetic control (as monotheraphy), with those delivered by prescription anti-diabetics taken as monotheraphy. Data for these prescriptions agents are taken from much larger and sometimes longer double-blind placebo-controlled studies. Accordingly, the data from these other studies is much more likely to be accurate than the data from our study. Further trials will need to be done to verify that the results with the product candidate are valid in larger populations and in longer-duration studies.

Product	Study Duration (Weeks)	Change in HbA1c
Akesis product candidate	12	-2.0%
Glucophage®	29	-1.4%
Rezulin®	26	-1.0%
	12	-0.8%
Avandia®	26	-0.7%
	26	-0.6%
Prandin™	12	-0.6%

The small size of the participant population for our study, combined with its being an open-label protocol, make it difficult to draw broad, statistically-significant conclusions. However, the Company believes the Akesis study indicates the following:

1.	The product candidate may be efficacious, with activity that may be comparable to those delivered by prescription anti-diabetics.

2.	The product candidate may be equally efficacious across all demographics (e.g., age, gender, weight, duration of condition, starting HbA1c, number/type of concomitant anti-diabetic medications).

3.	The product candidate appears to be most effective in populations that are of greatest interest to the health- and managed-care industries – younger individuals, those with more recent onsets of diabetes, and individuals with higher baseline HbA1cs.

In order to test the product candidate under more demanding conditions, a randomized, double-blind, placebo-controlled, good clinical practices (GCP) human trial was conducted at Duke University on a pilot scale (n = 18 patients). The study evaluated the addition of the product candidate to an otherwise-unchanged diabetes-control program. Results from this trial were interpreted by Clinimetrics, an independent contract-research organization. Although this study was small by design, the Company believes the results may warrant undertaking larger similar studies.

Specifically, this blinded, placebo-controlled study made a stronger statement than trend-line information that generally is obtained from pilot trials. The treatment arm showed appreciably-improved HbA1c values v. placebo (median improvement 1.0%, mean improvement 1.2%), although this improvement was not statistically significant (p = 0.07) due to the small sample size.

In summary, based on this preliminary clinical data, the Company believes that consumption of the Akesis Product may be an effective approach to improving the health of individuals with various manifestations of carbohydrate intolerance. However, there can be no assurance that the results of more extensive human studies will be consistent with those obtained thus far.

Patents, Proprietary Rights, and Licenses

We believe that patents and other proprietary rights are important to our business. Our policy is to file patent applications to protect technology, inventions and improvements that may be important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We plan to enforce our issued patents and our rights to proprietary information and technology.

Our core technology is covered by four issued U.S. patents, and we have one additional patent application pending. Each of these patents consist of method and composition claims. A summary of our intellectual property is as follows:

Patent No.	Title	Application Date	Approval Date	Summary	Target Market
US 5,962,030	Dietary Supplement and method of treatment for diabetic control	11/05/97	5/10/99	Claims dietary supplements for improving glucose metabolism comprising chromium, magnesium, and vanadium and at least one other ingredient	Over the Counter Supplement market
US 6,203,819	Dietary Supplement and method of treatment for diabetic control	3/19/99	3/20/2001	Claims dietary supplements for improving glucose metabolism comprising chromium, vanadium and aspirin	Over the Counter Supplement market

Patent No.	Title	Application Date	Approval Date	Summary	Target Market
US 6,376,549	Metformin- containing compositions for the treatment of diabetes	10/17/1998	4/23/2002	Claims compositions for the treatment of diabetes comprising metformin, magnesium, chromium and vanadium	Prescription diabetes market, particularly combination therapy approaches
US 6,852,760	Compositions and methods for treatment of glucose metabolism disorders	10/17/99	2/8/05	Claims compositions for the treatment of diabetes comprising a sulfonylurea class of drug, chromium and vanadium	Prescription diabetes market, particularly combination therapy approaches

Government Regulation

Drugs. The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our drug candidates.

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies; all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND application which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of a NDA to the FDA;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current GMP, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA.

The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaborators, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission before each clinical trial can begin. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations and regulations for informed consent.

Clinical Trials. For purposes of NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:

•	Phase I: Studies are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to run what is referred to as a “Phase Ib” evaluation, which is a second safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs.

•	Phase II: Studies are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if positive and accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

•	Phase III: These are commonly referred to as pivotal studies. When Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

In some cases, the FDA may condition approval of an NDA for a drug candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase IV clinical trials.

New Drug Application. The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and FDA may interpret data differently than we or our collaborators interpret data. Once issued, the FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

Satisfaction of FDA regulations and requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of the drug candidates we are developing, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our drug candidates on a timely basis, if at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

Other regulatory requirements. Any drugs manufactured or distributed by us or our collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

Dietary Supplements. The FDA regulates dietary supplements under the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA describes a dietary supplement as:

•	a product (other than tobacco) that is intended to supplement the diet that bears or contains one or more of the following dietary ingredients: a vitamin, a mineral, an herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total daily intake, or a concentrate, metabolite, constituent, extract, or combinations of these ingredients.

•	intended for ingestion in pill, capsule, tablet, or liquid form.

•	not represented for use as a conventional food or as the sole item of a meal or diet.

•	labeled as a “dietary supplement.”

Under DSHEA, a manufacturer is not required to establish that a dietary supplement is safe or effective before the product can be marketed and the FDA does not have preapproval authority and does not scrutinize a dietary supplement before it enters the market. The FDA is permitted to restrict the sale of a dietary supplement or dietary ingredient if it poses a “significant and unreasonable risk” under the conditions of use on the label or as commonly consumed.

Dietary supplement manufacturers are not allowed to make claims that the product is intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease. Claims that suggest such an intended use subject the dietary supplement to regulation as a drug. Such a product becomes illegal if it fails to comply with all drug requirements, including the requirements for FDA approval of an NDA prior to marketing. Failure to comply with the requirements of DSHEA can subject a manufacturer to possible legal and regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil and criminal penalties.

Competition

Biotechnology and pharmaceutical companies are highly competitive. There are many pharmaceutical companies, biotechnology companies, public and private universities and research organizations actively engaged in the research and development of products that may compete with our products. A number of our largest competitors, including Bristol-Myers Squibb Company, GlaxoSmithKline plc, Eli Lilly and Company, Merck & Co., Novartis AG, Novo Nordisk A-S and Takeda Pharmaceuticals, are pursuing the development of, or are marketing, pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes, obesity, and cardiovascular disease will increase. A number of supplement makers including Nutrition 21, have developed, or are developing similar products to ours. The government, through the National Center for Complementary and

Alternative Medicine (NCCAM) funds a variety of private, and for-profit, and academic groups to conduct trials on chromium supplementation and related alternative approaches to treat diabetes.

Many of these and other existing or potential competitors have substantially greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market products. These companies may develop and introduce products and processes competitive with or superior to ours. In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products, which might render our technology and products noncompetitive or obsolete.

If approved for marketing, our proprietary formulations may compete with established therapies for market share. In addition, many companies are pursuing the development of novel pharmaceuticals that target diabetes. These companies may develop and introduce products competitive with or superior to our proprietary formulations. Such competitive or potentially competitive products include: acarbose, nateglinide, metformin, miglitol, pioglitazone, repaglinide, rosiglitazone, sulfonyureas, and symlin.

Employees

As of January 31, 2005, we had 4 employees. All of these employees are in general and administrative positions. All of our management employees and members of our Board of Directors have prior experience with pharmaceutical and biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Facilities

We lease in aggregate approximately 1,000 square feet of office space located in San Diego, California, and Carefree, Arizona pursuant to two leases each on a month-to-month basis. The Arizona lease is sublet from our CEO at his cost, and the San Diego office space is sublet from Avalon Ventures. One of our directors, Kevin Kinsella, is a general partner of Avalon, and the Board of Directors has determined that the rent charged to us for both leases is fair and reasonable.

Item 2. Properties

We lease in aggregate approximately 1,000 square feet of office space located in San Diego, California, and Carefree, Arizona pursuant to two leases each on a month-to-month basis. The Arizona lease is sublet from our CEO at his cost, and the San Diego office space is sublet from Avalon Ventures. One of our directors, Kevin Kinsella, is a general partner of Avalon, and the Board of Directors has determined that the rent charged to us for both leases is fair and reasonable.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

On December 8, 2004, our shareholders approved the acquisition by us of Akesis Pharmaceuticals, Inc., a Delaware corporation, by written consent in lieu of a special meeting. Holders of an aggregate of 10,000,000 shares voted for such acquisition.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the O-T-C Bulletin Board Market under the symbol “AKES.OB.” The following table presents quarterly information on the price range of high and low sales prices for our common stock for the periods indicated since January 1, 2003. These sales prices reflect the 20 for 1 reverse stock split on May 3, 2004 prior to our acquisition of Akesis Delaware. (See Item 7.)

	High	Low
2004
First Quarter	$3.00	$2.00
Second Quarter	12.00	3.00
Third Quarter	4.25	1.75
Fourth Quarter	6.25	4.00

2003
First Quarter	$1.20	$0.40
Second Quarter	1.80	1.60
Third Quarter	1.20	1.20
Fourth Quarter	7.60	2.00

As of February 16, 2005, there were approximately 395 stockholders of record of our common stock with approximately 15,000,000 shares outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future. We did not repurchase any securities of the Company in the fourth quarter of 2004.

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	0	$0	0
Equity compensation plans not approved by stockholders*	0	$0	0
Warrants issued	0	$0	0
Total	0	$0	0

 * Options to purchase an aggregate of 1,062,499 shares of our common stock, the exercise price per share of which is $1.50, were granted by the board of directors in January 2005. Such options were granted pursuant to employment offer letters executed by the Company dated December 13, 2004 to two of our employees.

Item 6. Selected Financial Data

The following table shows selected financial data. The selected financial data has been derived from our audited consolidated financial statements for fiscal years 2002 through 2004 and unaudited financial information for 2000 and 2001 and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this report:

	Years Ended December 31,
	2004		2003		2002	2001		2000
Consolidated Statement of Operations Data:
Revenues	$-0	-	$4,785		$26,621	$19,512		$28,097
Operating expenses	1,517,691		28,480		152,283	83,009		132,562
Loss from operations	(1,517,691)		(25,397)		(130,726)	(70,070)		(104,548)
Net loss	(1,525,539)		(31,291)		(132,687)	(69,004)		(113,179)
Net loss per common share—basic and diluted	$(0.24)		$(0.01)		$(0.02)	$(0.01)		$(0.02)
Weighted average common shares outstanding—basic and diluted	6,341,604		5,377,466		5,377,466	5,377,466		5,377,466
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,234,250		$-0	-	$1,747	$28,889		$90,970
Working capital	1,267,814		(29,621)		(20,814)	32,957		94,305
Total assets	1,350,250		-0	-	5,697	41,293		94,525
Stockholder loan	-0	-	92,930		70,716	-0	-	-0	-
Shareholders’ equity (deficit)	$1,267,814		$(122,551)		$(91,530)	$32,957		$94,305

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our audited financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Introduction

Liberty Mint, Ltd. (“Liberty” or “we” or “us”), a Nevada corporation, was initially incorporated in Nevada on May 26, 1999 as a wholly owned subsidiary of Liberty Mint, Ltd., a Colorado corporation. Liberty Mint, Ltd., a Colorado corporation, was originally incorporated in the state of Colorado on March 15, 1990 as St. Joseph Corp. VI. In July 1993, the name was changed to Petrosavers International, Inc., in September 1996 the name was changed to Hana Acquisitions Inc. and on June 9, 1997, the name was changed to Liberty Mint, Ltd. In June of 1997, Liberty acquired a 90% majority interest in Liberty Mint, Inc., (“LMI”) a Utah corporation. Before the acquisition of LMI, Liberty had not engaged in any material operations. Then in 1998 Liberty formed a wholly owned subsidiary, Liberty Mint Marketing, Inc., a Utah corporation, which became SCCS, Inc. (“SCCS”) in 2001. In 1999 Liberty formed another wholly owned subsidiary, The Great Western Mint, Inc., (“GWM”) a Utah corporation. On October 8, 1999, Liberty filed articles of merger with the states of Colorado and Nevada, effecting a change of domicile from Colorado to the state of Nevada. On September 23, 1999, Liberty sold its 90% interest in LMI. On December 31, 2001, Liberty sold SCCS and GWM.

Effective December 9, 2004, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 27, 2004, (the “Merger Agreement”), among Liberty, Akesis Pharmaceuticals, Inc. (“Akesis Delaware”) and Ann Arbor Acquisition Corporation, a wholly-owned subsidiary of Liberty (“MergerSub”), MergerSub merged with and into Akesis Delaware, with Akesis Delaware as the surviving corporation. Immediately prior to the closing of the merger, all of Akesis Delaware’s preferred shares were converted into common shares. In connection with the merger, the stockholders of Akesis Delaware received 3.292327 shares of Liberty common stock for each share of Akesis Delaware common stock that they held (on an as-converted basis).

Although we acquired Akesis Delaware as a result of the transaction, Akesis Delaware stockholders held approximately 70% of our common stock following the transaction and our pre-merger stockholders held the remaining 30%. Accordingly, for accounting purposes, the acquisition was a “reverse acquisition” and Akesis Delaware was the “accounting acquiror.” Further, since we discontinued our legacy business in 2001, we were a non-operating public shell with no continuing operations, and no intangible assets associated with us were purchased by Akesis Delaware. Accordingly, the transaction was accounted for as a recapitalization of Akesis Delaware and recorded based on the fair value of our net tangible assets acquired by Akesis Delaware, with no goodwill or other intangible assets being recognized. Post-merger there are approximately 15 million shares of common stock outstanding. Effective January 11, 2005, Liberty changed its name to Akesis Pharmaceuticals, Inc. and the trading symbol was changed to AKES.OB.

Since Akesis Delaware is the surviving entity, the “Selected Financial Data” in Item 6 above and the “Financial Statements and Supplementary Data,” elsewhere in this Form 10-K reflect Akesis Delaware’s historical results of operations prior to its acquisition by us. Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows is a discussion and analysis of that financial data. The accounts of Liberty and Akesis Delaware have been consolidated as of December 9, 2004, the effective date of the acquisition.

On February 14, 2005, the Company filed a Form 8-K with the Securities and Exchange Commission that presented an unaudited pro forma condensed consolidated balance sheet as of September 30, 2004 as if the acquisition had been effective September 30, 2004. Also presented in the Form 8-K were unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 2004 and 2003 and for the year ended December 31, 2003 as if the acquisition had been effective January 1, 2003.

Akesis Delaware was incorporated on April 27, 1998, for the purpose of marketing an established over-the-counter product for lowering blood glucose levels in the treatment of diabetes. The product was initially developed and marketed through Diabetes Pro Health, Inc. which was merged into the Company. The product was sold primarily through direct sales to consumers.

The following discussion of results of operations, liquidity and capital resources contains forward-looking statements that involve risks and uncertainties. As described in Part I, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed below and in the section entitled “Risk Factors” immediately following this section of the report.

Major Research and Development Projects

We are an early stage biopharmaceutical company engaged in the discovery, development and commercialization of complementary and alternative therapies for the treatment of three principal forms of carbohydrate intolerance – Type 2 diabetes, Syndrome X, and impaired glucose tolerance, and their associated complications. We have been granted patents and filed patent applications for a number of proprietary formulations and combination therapies, including formulations with existing diabetes medications, for use in the treatment of Type 2 diabetes. We intend to use our proprietary formulations to develop prescription treatments for diabetes and related metabolic disorders. These products are in an early stage of development and no regulatory filings to commercialize our products have yet been made with the United States Food and Drug Administration, or FDA or any similar state or foreign authorities. We have completed an initial clinical study of a specific formulation and demonstrated a consistent improvement in glycated hemoglobin levels (A1c), compared to base line, after three months of treatment in a diabetic population. The observed reduction in A1c, (which is an established long-term measure of blood glucose), in this open-label study was in excess of 2% for all treatment groups. This included patients taking the initial product candidate as monotherapy, as well as with concomitant medications. We believe that these clinical studies may suggest that Akesis’ formulations show the potential for enhancing currently available oral antidiabetic therapeutic agents. We intend to conduct follow-on feasibility clinical trials with one or more of our formulations with a goal of confirming and extending the results of our initial clinical studies. We believe that the successful completion of these feasibility trials could lead to partnering opportunities in the pharmaceutical industry. We are not currently in discussions with the FDA regarding the specific requirements for approval of our products.

The risks and uncertainties associated with completing the development of our products on schedule, or at all, include the following, as well the other risk factors described in this report:

•	Our products may not be shown to be safe and efficacious in the clinical trials;

•	We may be unable to obtain regulatory approval of our products or be unable to obtain such approval on a timely basis;

•	We may be unable to recruit enough patients to complete the clinical trials in a timely manner; and

•	We may not have adequate funds to complete the development of our products even if we secure the additional amount of capital we have targeted if we have underestimated the cost of the clinical trials.

If our products fail to achieve statistically significant results in the clinical trials, or we do not complete the clinical trials on a timely basis, our operations, financial position and liquidity could be severely impaired, including as follows:

•	It could make it more difficult for us to consummate partnering opportunities in the pharmaceutical industry, or at all.

•	Our reputation among investors might be harmed, which could make it more difficult for us to obtain equity capital on attractive terms, or at all.

Because of the many risks and uncertainties relating to the completion of clinical trials, consummation of partnering opportunities in the pharmaceutical industry, receipt of marketing approvals and acceptance in the marketplace, we cannot predict the period in which material cash inflows from our products will commence, if ever.

Results of Operations for the Years Ended December 31, 2004 and 2003

Year Ended December 31, 2004 Compared with December 31, 2003

Total operating expenses increased to $1.5 million for the year ended December 31, 2004, from $28,480 for the same time period in 2003. Total operating expenses for the year ended December 31, 2004 included a non-cash stock-based compensation charge of approximately $1.1 million, which was determined in accordance with the provisions of SFAS No. 123R. The stock-based compensation charge recognized the expense for options to acquire our common stock that was issued to Edward B. Wilson, our CEO, and John T. Hendrick, our CFO. Both individuals joined us in December 2004 immediately after the acquisition of Akesis Delaware by us. Additionally, we incurred approximately $159,000 in legal and accounting fees during 2004 that were primarily related to the cost of our initial audit, patent legal fees and corporate governance and related disclosure matters. We also compensated two of our directors, Kevin J. Kinsella and John F. Steel IV, and an outside consultant a total of $166,000 for their efforts on our behalf. The compensation was a non-cash charge for the issuance of a total of 1,366,316 shares of our common stock to those individuals for the services rendered by them. Finally, after completion of the acquisition in December 2004, we incurred approximately $74,000 in operating expenses for payroll, insurance and other operating expenses.

Year Ended December 31, 2003 Compared with December 31, 2002

Total operating expenses decreased 81% to $28,480 for the year ended December 31, 2003, from $152,283 for the same time period in 2002. As a result of operating losses incurred since inception in April 1998, we had exhausted most of our cash resources by the end of 2001. In 2002, we decided to undertake a major business development effort to evaluate our strategic options. That business development effort constitutes most of our operating expenses during 2002, and was primarily financed through loans from Messrs. Kinsella and Steel. We suspended those business development activities early in 2003 due to a lack of financial resources.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, stockholder loans and limited revenues from the sale of our over-the-counter products. We invest excess cash in investment securities that will be used to fund future operating costs. Cash, cash equivalents and investment securities totaled $1,234,250 at December 31, 2004, compared to zero at December 31, 2003. We primarily fund current operations with our existing cash and investments. Cash used in operating activities for 2004 totaled $501,224. We had no revenues or other income sources in 2004 to cover operating expenses, and we do not expect any revenues in the foreseeable future. Our current cash resources should enable us to continue operations based on our current level of commitments through the first half of 2006.

Two of the conditions of closing of the Akesis Delaware acquisition were that as of the closing on December 9, 2004, all of Liberty’s debt would be paid or extinguished and it would have $1.5 million of unrestricted cash on hand. In addition, during the fourth quarter of 2004 Akesis Delaware optionees exercised stock options for Akesis Delaware common stock with a cumulative exercise price of $134,354. Also, in September 2004, Akesis Delaware exchanged stockholder loans with a principal balance of $115,461, in return for 288,653 shares of Akesis Delaware Series C preferred stock at $0.40 per share. Immediately, preceding the acquisition by Liberty, Akesis Delaware converted its Series A, B and C preferred stock into common stock.

As of December 31, 2004, we have no long-term financial commitments. However, in order to finance additional feasibility trials to further validate our products, we will need to raise a significant amount of capital. We will also need to raise additional capital to finance our future operating cash needs. We may seek to raise capital through the sale of equity or debt securities or the development of other funding mechanisms. In addition, we may seek to form a strategic partnership for the development and commercialization of our products.

We believe that minimum proceeds of $3.2 million of additional capital will be required to enable us to fund at least one clinical feasibility study as well as all of our general and administrative expenses for approximately the next twelve to eighteen months. Each additional clinical study will cost us approximately $1.5 million and if as much as $6.4 million of proceeds in additional capital are realized, then we anticipate conducting a total of three clinical studies over the next 18 months.

If we are successful in raising additional capital, the first clinical feasibility study that we intend to initiate with the proceeds from this private placement is the one related to our metformin combination product. If we realize sufficient proceeds from future sources of capital, then we also plan to conduct clinical studies related to our sulfonyurea combination product and thalidazione combination product.

Our actual capital requirements will depend upon numerous factors, including:

•	the rate of progress and costs of our clinical trial and research and development activities;

•	actions taken by the FDA and other regulatory authorities;

•	the timing and amount of milestone or other payments we might receive from potential strategic partners;

•	our degree of success in commercializing our product candidates;

•	the emergence of competing technologies and products, and other adverse market developments; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

There can be no assurance that we will be able to obtain needed additional capital or enter into relationships with corporate partners on a timely basis, on favorable terms, or at all. Conditions in the capital markets in general, and the life science capital market specifically, may affect our potential financing sources and opportunities for strategic partnering.

Critical Accounting Policies

Basis of Revenue Recognition: To date, we do not have any significant ongoing revenue sources.

Stock-based compensation: We have adopted SFAS No. 123R, Accounting for Share-Based Compensation, effective in 2004. Stock-based compensation for 2004 was approximately $1.1 million.

Effect of new accounting standards

In December, 2004 the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 125, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an acceptable alternative. The Company has elected to early adopt SFAS No. 123R as of December 9, 2004 which resulted in stock-based compensation of approximately $1,077,000.

In December, 2004 the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, which is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect SFAS No. 153 to affect the Company’s financial condition or results of operations.

In September, 2004, the EITF (Emerging Issues Task Force) reached consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, which provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in diluted earnings per share. The guidance is effective for all periods ending after December 15, 2004. The Company’s adoption of EITF 04-8 did not have an impact on the Company’s loss per share calculation for 2004 and is not expected to have an impact in the future.

In April, 2004 the FASB issued FASB Staff Position (FSP) SFAS No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities”. Effective April, 2004 this FSP did not have an impact on the Company’s financial position or results of operations.

In March, 2004 the EITF finalized its consensus on EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share”. This EITF clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating securities exist. Effective for reporting periods beginning after March 31, 2004, this EITF did not have an impact on the Company’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting and Research Bulletin No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. The adoption of FIN 46 had no impact on the Company’s financial statements.

In December 2003, FASB issued a revision to Statement of Financial Accounting Standard No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of SFAS No. 87, 88, and 106” (“SFAS No. 132”). SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The revised Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 is effective for fiscal years ending after December 15, 2003. The adoption of SFAS 132 had no impact on the Company’s financial statements.

RISK FACTORS

Our future operating results may vary substantially from anticipated results due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. You should carefully consider these factors before making an investment decision. If any of the following factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the price of our common stock could decline, and you could experience losses on your investment.

We have a history of operating losses, anticipate future losses, may not generate revenues from product sales and may never become profitable.

We have experienced significant operating losses in each period since our inception. As of December 31, 2004, we have incurred total losses of $2.7 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in conducting the initial open-label clinical trials, stock-based compensation for our executive officers and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with clinical trials (see the Liquidity and Capital Resources section of this report immediately preceding this section) as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require future capital and are uncertain of the availability or terms of additional funding, and if additional capital is not available or not available on acceptable terms, we may have to reduce the size of our operations.

As of December 31, 2004, we have no long-term financial commitments. However, we are actively seeking to raise a minimum of $3.2 million through a private placement of our common stock and warrants to acquire our common stock in order to finance additional feasibility clinical trials to further validate our products, which we anticipate will only last into the first half of 2006. If we do raise the maximum amount of $6.4 million we are seeking in the private placement, we intend to use the additional cash to conduct more extensive clinical trials of our proposed products. See the Liquidity and Capital Resources section of this report immediately preceding this section. We would expect the proceeds from the maximum amount of $6.4 million to last into the second half of 2006. However, there can be no assurance that we will be able to raise the minimum amount of additional financing we are seeking, or any additional financing. If we are unable to raise any additional financing, our current cash resources should enable us to continue operations based on our current level of commitments through the first half of 2006.

We will require substantial additional capital to finance future growth and fund ongoing operations through the remainder of 2005 and beyond. In particular, we may issue up to 2,000,000 additional shares and warrants to raise additional financing in the first half of 2005 and we have little control over the timing of any resales of such shares. As a result, the market price of our common stock may fall if a large portion of those shares is sold in the public market. We may raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot be certain that the funding will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our business will be negatively affected, which could cause the price of our common stock to decline.

We are currently assessing various prospective product formulations. We will require additional capital to fund the development and commercialization of our specific formulations. Our future capital requirements will depend on many factors, including:

•	progress with our preclinical studies and toxicity studies;

•	the time and costs involved in obtaining regulatory approvals for the marketing of any of our specific formulations;

•	the costs of manufacturing any of our specific formulations;

•	our ability, and the ability of any partner, to effectively market, sell and distribute product, subject to obtaining regulatory approval;

•	our ability to establish one or more marketing, distribution or other commercialization arrangements

•	the cost of any potential licenses or acquisitions; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents or defending ourselves against competing technological and market developments.

You should be aware that:

•	we may not be able to obtain additional financial resources in the necessary time frame or on terms favorable to us, if at all;

•	any available additional financing may not be adequate; and

•	we may be required to use a portion of future financing to repay indebtedness to future creditors.

If adequate funds are not available, we may have to delay, scale back or eliminate one or more of our development programs, or obtain funds by entering into more arrangements with collaborative partners or others that may require us to relinquish rights to certain of our specific formulations or technologies that we would not otherwise relinquish.

In the event we are unable to obtain additional financing on acceptable terms, we may not have the financial resources to continue research and development of any of our other proprietary formulations and we could be forced to curtail or cease our operations.

We may be unable to obtain regulatory clearance to market our proprietary formulations in the United States or foreign countries on a timely basis, or at all.

Our proprietary formulations are subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays.

The FDA may refuse to approve an application for approval of a specific formulation if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution, which could limit our revenues. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval.

No diabetes product using our technologies has been approved for marketing. Consequently there is no precedent for the successful commercialization of products based on our technologies. In addition, members of our management team have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals for pharmaceutical products. This may impede our ability to obtain timely approvals from the FDA or foreign regulatory agencies. We will not be able to commercialize our proprietary products until we obtain regulatory approval, and consequently any delay in obtaining, or inability to obtain regulatory approvals could harm our business.

If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market or experience other adverse consequences, including delay, which would materially harm our financial results. Additionally, we may not be able to obtain the labeling claims necessary or desirable for product promotion.

Moreover, manufacturing facilities operated by the third-party manufacturers with whom we may contract to manufacture our proprietary formulations may not pass an FDA or other regulatory authority pre-approval inspection. Any failure or delay in obtaining these approvals could prohibit or delay us or any of our business partners from marketing our formulations.

On August 27, 1998, Diabetes Pro Health, a predecessor entity, received a warning letter from the United States Department of Health and Human Services. The warning letter was written in reference to our marketing and distribution of the products Diabetes Pro Health, DPH and Pro Health Pak for use as a dietary supplement. The Department of Health & Human Service concluded that the labeling associated with the product made therapeutic claims which caused the product to be considered a drug requiring prior approval by the FDA prior to commercialization. Diabetes Pro Health, working with the FDA, modified the labeling in order to be in compliance with the Dietary Supplement Health and Education Act, or DSHEA, and implementing regulations.

Delays in the conduct or completion of our clinical trials, the analysis of the data from our clinical trials, or our manufacturing scale-up activities may result in delays in our planned filings for regulatory approvals, and may adversely affect our ability to enter into new collaborative arrangements.

We cannot predict whether we will encounter problems with any of our completed, or planned clinical studies that will cause us or regulatory authorities to delay or suspend planned clinical studies. If the results of our planned clinical studies for our proprietary formulations are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies or if we encounter delays in our ability to scale-up our manufacturing processes, we may have to delay our planned filings seeking regulatory approval of our proprietary formulations. Additionally we may not have the financial resources to continue research and development of any of our proprietary formulations; and we may not be able to enter into additional collaborative arrangements relating to any proprietary formulations subject to delay in clinical studies or delay in regulatory filings.

Any of the following could delay the completion of our planned clinical studies:

•	failure of the FDA or comparable foreign authorities to approve the scope or design of our clinical trials;

•	delays in enrolling volunteers;

•	insufficient supply or deficient quality of specific formulation materials or other materials necessary for the performance of clinical trials;

•	negative results of clinical studies; or

•	serious side effects experienced by study participants relating to a specific formulation.

Even if we obtain approval to commercialize our proprietary products, we will be subject to continuing regulatory requirements.

Even if we or our business partners are able to obtain regulatory approval for our proprietary products in the United States or other countries, the approvals will be subject to continual review, and newly discovered or developed safety issues may result in revocation of the regulatory approvals. Moreover, if we obtain marketing approval in the United States, the marketing of the product will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including adverse event reporting requirements and the FDA’s general prohibition against promoting products for unapproved uses. The manufacturing facilities for our products are also subject to continual review and periodic inspection and approval of manufacturing modifications. Domestic manufacturing facilities are subject to inspections by the FDA and must comply with the FDA’s current Good Manufacturing Practices (cGMP) regulations. The FDA stringently applies regulatory standards for manufacturing. In complying with these regulations, manufacturers must spend funds, time and effort in the areas of production, record keeping, personnel and quality control to ensure full technical compliance. Failure to comply with any of these post-approval requirements can, among other things, result in warning letters, product seizures, recalls, fines, injunctions, suspensions or revocations of marketing licenses, operating restrictions and criminal prosecutions. Any of these enforcement actions or any unanticipated changes in existing regulatory requirements or the adoption of new requirements could adversely affect our ability to market products and generate revenues and thus adversely affect our ability to continue our business.

The manufacturers of our product candidates also are subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substance disposal. In the future, our manufacturers may incur significant costs to comply with those laws and regulations, which could increase our manufacturing costs and reduce our ability to operate profitably.

We have not commenced FDA trials and may not ever commence FDA trials.

We have not commenced FDA trials of any of our prescription formulations. There are a number of requirements that we must satisfy in order to begin FDA trials. These requirements will require substantial time, effort and financial resources. There can be no assurance that we will complete the steps necessary to reach FDA trials.

Our ability to enter into third-party relationships is important to our successful development and commercialization of our specific formulations and our potential profitability.

To market any of our products in the United States or elsewhere, we must develop internally or obtain access to sales and marketing forces with technical expertise and with supporting distribution capability in the relevant geographic territory.

We may not be able to enter into marketing and distribution arrangements or find a corporate partner for our specific formulation or our other specific formulations, and we are not likely to be able to market and distribute our products ourselves. If we are not able to enter into a marketing or distribution arrangement or find a corporate partner who can provide support for commercialization of our specific formulations as we deem necessary, we may not be able to commercialize our products successfully. Moreover, any new marketer or distributor or corporate partner for our specific formulations, with whom we choose to contract may not establish adequate sales and distribution capabilities or gain market acceptance for our products, if any.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors.

The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations that reduce our revenues from the sale of the product. Also, in some foreign markets, pricing of prescription pharmaceuticals is subject to continuing governmental control even after initial marketing approval. If we succeed in bringing a specific formulation to market, we cannot be certain that the products will be considered cost effective and that reimbursement will be available or, if available, will be sufficient to allow us to sell the products on a competitive basis.

The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare through various means, including efforts to increase the amount of patient co-pay obligations, may limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the rate of adoption and pricing of pharmaceutical products. Cost control initiatives could decrease the price that any of our collaborators or we would receive for any products in the future. Further, cost control initiatives could adversely affect our collaborators’ ability to commercialize our products, our ability to realize revenues from this commercialization, and our ability to fund the development of future specific formulations.

Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the extent to which adequate reimbursement for the products will be available from governmental and health administration authorities, private health insurers, and other third-party payors.

Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are attempting to contain health care costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted labeling approval. Third-party insurance coverage may not be available to patients for any products we discover and develop, alone or with collaborators. If government and other third-party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced.

We do not manufacture our own specific formulations and rely on third-party manufacturers to provide the components necessary for our specific formulations.

We do not manufacture our own specific formulations and may not be able to obtain adequate supplies, which could cause delays or reduce profit margins. The manufacturing of sufficient quantities of new specific formulations is a time-consuming and complex process. We have no manufacturing capabilities. In order to continue to develop our proprietary formulations, apply for regulatory approvals and ultimately commercialize additional products, we need to contract or otherwise arrange for the necessary manufacturing.

If any of our existing or future manufacturers cease to manufacture or are otherwise unable to deliver any of the components of our specific formulations in either bulk or dosage form, or other product components, we may need to engage additional manufacturers. The cost and time to establish manufacturing facilities would be substantial. As a result, using a new manufacturer could disrupt our ability to supply our products and/or reduce our profit margins. Any delay or disruption in the manufacturing of bulk product, the dosage form of our products or other product components, including pens for delivery of our products, could harm our ability to generate product sales, harm our reputation and require us to raise additional funds.

We have not selected any third-party contract manufacturers for our proprietary formulations.

We have not yet selected manufacturers for our proprietary formulations and we cannot be certain that we will be able to obtain long-term supplies of those materials on acceptable terms. We do not currently have established quality control and quality assurance programs, including a set of standard operating procedures, analytical methods and specifications, designed to ensure that proprietary formulations are manufactured in accordance with current good manufacturing practices and other domestic and foreign regulations.

If our patents are determined to be unenforceable or if we are unable to obtain new patents based on current patent applications or for future inventions, we may not be able to prevent others from using our intellectual property.

Our success will depend in part on our ability to obtain and expand patent protection for our specific formulations and technologies both in the United States and other countries. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. In addition, because patent applications in the United States are maintained in secrecy for eighteen months after the filing of the applications, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions. In the event that a third party has also filed a patent on a similar invention, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in a loss of our patent position. Furthermore, we may not have identified all U.S. and foreign patents that pose a risk of infringement.

Litigation regarding patents and other proprietary rights may be expensive, cause delays in bringing products to market and harm our ability to operate.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under these patents are still developing. As a result, our ability to obtain and enforce patents is uncertain and involves complex legal and factual questions. Third parties may challenge or infringe upon existing or future patents. In the event that a third party challenges a patent, a court may invalidate the patent or determine that the patent is not enforceable. Proceedings involving our patents or patent applications or those of others could result in adverse decisions about:

•	the patentability of our inventions and products relating to our specific formulations; and/or

•	the enforceability, validity or scope of protection offered by our patents relating to our specific formulations.

The use of our technologies could potentially conflict with the rights of others.

The manufacture, use or sale of any of our proprietary formulations may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In such case, we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with patent rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms.

We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Competition in the biotechnology and pharmaceutical industries may result in competing products, superior marketing of other products and lower revenues or profits for us.

There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including Bristol-Myers Squibb Company, Aventis, Eli Lilly and Company, GlaxoSmithKline, Merck & Co., Novartis, Novo Nordisk and Takeda Pharmaceuticals, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders will increase. The government, through the National Center for Complementary and Alternative Medicine (NCCAM) funds a variety of private, and for-profit, and academic groups to conduct trials on chromium supplementation and related alternative approaches to treat diabetes.

Many of our competitors have substantially greater financial, technical, human and other resources than we do. In addition, many of these competitors have significantly greater experience than we do in undertaking preclinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we do, which would provide these competitors with an advantage for the marketing of products with similar potential uses. Furthermore, if we are permitted to commence commercial sales of products, we may also be competing with respect to manufacturing and product distribution efficiency and sales and marketing capabilities, areas in which we have limited or no experience as an organization.

Our target patient population for our proprietary formulations is people with type 2 diabetes. Other products are currently in development or exist in the market that may compete directly with the products that we are seeking to develop and market. Various products are available to treat type 2 diabetes, including, sulfonyureas, metformin, insulin, glinides, alpha-glucosidase inhibitors, and thiazolidinediones.

In addition, several companies are developing various approaches to improve treatments for type 1 and type 2 diabetes. We cannot predict whether our proprietary formulations, even if successfully tested and developed, will have sufficient advantages over existing products to cause health care professionals to adopt them over other products or that our specific formulations will offer an economically feasible alternative to existing products.

We may not be able to keep up with the rapid technological change in the biotechnology and pharmaceutical industries, which could make our products obsolete and reduce our revenues.

Biotechnology and related pharmaceutical technologies have undergone and continue to be subject to rapid and significant change. Our future will depend in large part on our ability to maintain a competitive position with respect to these technologies. Any products that we develop may become obsolete before we recover expenses incurred in developing those products, which may require that we raise additional funds to continue our operations.

Our future success depends on our ability to retain our chief executive officer and other key executives.

Our success largely depends on the skills, experience and efforts of our key personnel, including our Chief Executive Officer, Edward B. Wilson. We have entered into a written employment agreement with Mr. Wilson that can be terminated at any time by us or by Mr. Wilson. The loss of Mr. Wilson, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

Our future success depends on our ability to hire additional employees.

We currently have only four employees. If we are unable to hire additional employees, our likelihood of success could decrease significantly.

Our business has a substantial risk of product liability claims, and insurance may be expensive or unavailable.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. Product liability claims could result in a recall of products or a change in the indications for which they may be used.

We currently have limited product liability insurance, including clinical trial insurance, and will seek additional coverage prior to initiating clinical trials and marketing any of our specific formulations.

We cannot assure you that our insurance will provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may not be able to maintain current amounts of insurance coverage, obtain additional insurance or obtain insurance at a reasonable cost or in sufficient amounts to protect against losses that could have a material adverse effect on us.

Our predecessor management did not file any income tax returns for Liberty’s previous fiscal years and as a result we may be subject to de minimis monetary penalties from applicable federal and state tax authorities.

Following the acquisition by Liberty of Akesis Delaware, present management discovered in early 2005 that Liberty had not filed any federal and state income tax returns for its previous fiscal years. As a result, we may be subject to de minimis monetary penalties from applicable federal and state tax authorities. However, based on a review of the Form 10-K’s Liberty filed via EDGAR with the Securities and Exchange Commission in prior years, Liberty generated substantial losses in each of the years indicated in those Form 10-K’s. Accordingly, we do not believe that Liberty’s failure to file tax returns represents a material liability for unpaid federal and state income taxes. Our present management is in the process of completing those tax returns for as many of Liberty’s prior years as practical and we may incur additional expenses in the preparation and filing of those returns.

Akesis Delaware, the company that was acquired by Liberty in December 2004, is current on all of its required federal and state income tax filings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in short-term investments that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Because we have minimal debt, our exposure to market risks associated with changes in interest rates arise from increases or decreases in interest income earned on our investment portfolio. We attempt to ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investments. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2004.

Item 8. Financial Statements and Supplementary Data

AKESIS PHARMACEUTICALS, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Akesis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Akesis Pharmaceuticals, Inc., a Delaware corporation and a development stage company, as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004, and the period from April 27, 1998 (date of inception of Akesis Pharmaceuticals, Inc., a Delaware corporation) to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 and the period from April 27, 1998 (date of inception of Akesis Pharmaceuticals, Inc., a Delaware corporation) to December 31, 2004, in conformity with United States generally accepted accounting principles.

SWENSON ADVISORS, LLP

Independent Registered Public Accounting Firm

San Diego, California

March 21, 2005

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Consolidated Balance Sheets

As of December 31, 2004 and 2003

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,234,250	$—
Prepaid insurance and other current assets	116,000	—

Total assets	$1,350,250	$—

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$82,436	$29,621

Total current liabilities	82,436	29,621
Stockholder loan	—	92,930

Total liabilities	82,436	122,551

Commitments and contingencies (Note 4)	—	—
Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, including 500,000 for Series A, 500,000 for Series B, and 500,000 for Series C:
Series A: Zero and 404,444 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	—	404
Series B: Zero and 166,022 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	—	166
Common stock, $0.001 par value, 50,000,000 shares authorized:
14,992,552 and 5,377,466 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	14,993	1,633
Additional paid-in capital	3,998,049	1,094,935
Deficit accumulated during the development stage	(2,745,228)	(1,219,689)

Total stockholders’ equity (deficit)	1,267,814	(122,551)

Total liabilities and stockholders’ equity (deficit)	$1,350,250	$—

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 2004, 2003, and 2002, and For the Cumulative Period from April 27, 1998 (date of inception of Akesis Pharmaceuticals, Inc., a Delaware corporation) to December 31, 2004

	Year Ended December 31,			Cumulative Period from April 27, 1998 Through December 31,
	2004	2003	2002	2004
Revenue	$—	$4,785	$26,621	$226,884
Cost of goods sold	—	1,702	5,064	62,314

Gross margin	—	3,083	21,557	164,570
Operating costs and expenses:
Selling, general and administrative	1,517,691	28,480	152,283	2,645,683
Research and development	—	—	—	256,944

Total expenses	1,517,691	28,480	152,283	2,902,627

Loss from operations	(1,517,691)	(25,397)	(130,726)	(2,738,057)
Interest income/(expense), net	(6,248)	(5,894)	(1,961)	4,246
Other expense, net	—	—	—	(9,817)

Loss before income taxes	(1,523,939)	(31,291)	(132,687)	(2,743,628)
Provision for income taxes	1,600	—	—	1,600

Net loss	$(1,525,539)	$(31,291)	$(132,687)	$(2,745,228)

Net loss per common share - basic and diluted	$(0.24)	$(0.01)	$(0.02)	$(0.52)

Weighted-average common shares outstanding - basic and diluted	6,341,604	5,377,466	5,377,466	5,275,861

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2004, 2003, and 2002, and For the Cumulative Period from

April 27, 1998 (date of inception of Akesis Pharmaceuticals, Inc., a Delaware corporation) to December 31, 2004

	Convertible Preferred Stock								Additional Paid-In Capital	Deficit Accumulated During the Development Stage
	Series A		Series B		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 27, 1998	—	$—	—	$—	—	$—	—	$—	$—	$—
Issuance of preferred stock - series A	404,444	404	—	—	—	—	—	—	227,096	—
Issuance of preferred stock - series B	—	—	135,217	135	—	—	—	—	583,476	—
Issuance of common stock	—	—	—	—	—	—	3,777,030	1,147	2,495	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,877	—
Net loss	—	—	—	—	—	—	—	—	—	(353,806)

Balance at December 31, 1998	404,444	404	135,217	135	—	—	3,777,030	1,147	817,944	(353,806)
Issuance of preferred stock - series B	—	—	13,205	13	—	—	—	—	91,665	—
Issuance of common stock	—	—	—	—	—	—	1,600,436	486	7,485	—
Stock-based compensation	—	—	—	—	—	—	—	—	35,743	—
Net loss	—	—	—	—	—	—	—	—	—	(519,722)

Balance at December 31, 1999	404,444	404	148,422	148	—	—	5,377,466	1,633	952,837	(873,528)
Issuance of preferred stock - series B	—	—	17,600	18	—	—	—	—	87,982	—
Stock-based compensation	—	—	—	—	—	—	—	—	37,990	—
Net loss	—	—	—	—	—	—	—	—	—	(113,179)

Balance at December 31, 2000	404,444	404	166,022	166	—	—	5,377,466	1,633	1,078,809	(986,707)
Stock-based compensation	—	—	—	—	—	—	—	—	7,655	—
Net loss	—	—	—	—	—	—	—	—	—	(69,004)

Balance at December 31, 2001	404,444	404	166,022	166	—	—	5,377,466	1,633	1,086,464	(1,055,711)
Stock-based compensation	—	—	—	—	—	—	—	—	8,201	—
Net loss	—	—	—	—	—	—	—	—	—	(132,687)

Balance at December 31, 2002	404,444	404	166,022	166	—	—	5,377,466	1,633	1,094,665	(1,188,398)
Stock-based compensation	—	—	—	—	—	—	—	—	270	—
Net loss	—	—	—	—	—	—	—	—	—	(31,291)

Balance at December 31, 2003	404,444	404	166,022	166	—	—	5,377,466	1,633	1,094,935	(1,219,689)
Issuance of preferred stock - series C	—	—	—	—	288,653	289	—	—	129,326	—
Issuance of common stock	—	—	—	—	—	—	1,366,316	415	165,585	—
Conversion of preferred stock-series A	(404,444)	(404)	—	—	—	—	1,331,562	404	—	—
Conversion of preferred stock-series B	—	—	(166,022)	(166)	—	—	546,599	166	—	—
Conversion of preferred stock-series C	—	—	—	—	(288,653)	(289)	950,340	289	—	—
Exercise of stock options	—	—	—	—	—	—	927,702	282	134,072	—
Merger with Liberty Mint, Ltd.	—	—	—	—	—	—	4,492,567	11,804	1,386,631	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,087,500	—
Net loss	—	—	—	—	—	—	—	—	—	(1,525,539)

Balance at December 31, 2004	—	$—	—	$—	—	$—	14,992,552	$14,993	$3,998,049	$(2,745,228)

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003, and 2002, and

For the Cumulative Period from April 27, 1998 (date of inception of Akesis Pharmaceuticals, Inc., a Delaware corporation) to December 31, 2004

	Year Ended December 31,			Cumulative Period from April 27, 1998 Through December 31,
	2004	2003	2002	2004
Cash flows from operating activities:
Net loss	$(1,525,539)	$(31,291)	$(132,687)	$(2,745,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	—	—	7,498
Stock-based compensation	1,087,500	270	8,201	1,182,236

Changes in assets and liabilities:
Other current assets	(116,000)	3,950	8,454	(116,000)
Other assets	—	—	—	(815)
Accounts payable	52,815	3,109	18,175	82,436

Net cash used in operating activities	(501,224)	(23,962)	(97,857)	(1,589,873)

Cash flows from investing activities:
Purchase of property and equipment	—	—	—	(6,684)

Net cash used in investing activities	—	—	—	(6,684)

Cash flows from financing activities:
Proceeds from Series A preferred stock issuances	—	—	—	227,500
Proceeds from Series B preferred stock issuances	—	—	—	763,290
Proceeds from Series C preferred stock issuances	129,615	—	—	129,615
Proceeds from common stock issuances	1,698,789	—	—	1,710,402
(Payment) proceeds-shareholder loan	(92,930)	22,215	70,715	—

Net cash provided by financing activities	1,735,474	22,215	70,715	2,830,807

Net increase (decrease) in cash and cash equivalents	1,234,250	(1,747)	(27,142)	1,234,250
Cash and cash equivalents at beginning of period	—	1,747	28,889	—

Cash and cash equivalents at end of year	$1,234,250	$—	$1,747	$1,234,250

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

As of December 31, 2004 and 2003, For the Years Ended December 31, 2004, 2003 and 2002, and For the Cumulative Period from April 27, 1998 (date of inception of Akesis Pharmaceuticals, Inc., a Delaware corporation) to December 31, 2004

1.	The Company and Recapitalization

Liberty Mint, Ltd. (the “Company” or “Liberty”), a Nevada corporation, was initially incorporated in Nevada on May 26, 1999 as a wholly owned subsidiary of Liberty Mint, Ltd., a Colorado corporation. Liberty Mint, Ltd., a Colorado corporation, was originally incorporated in the state of Colorado on March 15, 1990 as St. Joseph Corp. VI. In July 1993, the name was changed to Petrosavers International, Inc., in September 1996 the name was changed to Hana Acquisitions Inc. and on June 9, 1997, the name was changed to Liberty Mint, Ltd. In June of 1997, Liberty acquired a 90% majority interest in Liberty Mint, Inc., (“LMI”) a Utah corporation. Before the acquisition of LMI, Liberty had not engaged in any material operations. In 1998 Liberty formed a wholly owned subsidiary, Liberty Mint Marketing, Inc., a Utah corporation, which became SCCS, Inc. (“SCCS”) in 2001. In 1999 Liberty formed another wholly owned subsidiary, The Great Western Mint, Inc., (“GWM”) a Utah corporation. On October 8, 1999, Liberty filed articles of merger with the states of Colorado and Nevada, effecting a change of domicile of Liberty to the state of Nevada. On September 23, 1999, Liberty sold its 90% interest in LMI. On December 31, 2001, Liberty sold SCCS and GWM. Effective January 11, 2005, Liberty changed its name to Akesis Pharmaceuticals, Inc. and the trading symbol was changed to AKES.OB.

Effective December 9, 2004, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 27, 2004, (the “Merger Agreement”), among Liberty, Akesis Pharmaceuticals, Inc. (“Akesis Delaware”) and Ann Arbor Acquisition Corporation, a wholly-owned subsidiary of Liberty (“MergerSub”), MergerSub merged with and into Akesis Delaware, with Akesis Delaware as the surviving corporation. Immediately prior to the closing of the merger, all of Akesis Delaware’s preferred shares were converted into common shares. In connection with the merger, the stockholders of Akesis Delaware received 3.292327 shares of Liberty common stock for each share of Akesis Delaware common stock that they held (on an as-converted basis). All references in the consolidated financial statements, and notes thereto, to number of shares and per share amounts reflect the exchange ratio.

Although Liberty acquired Akesis Delaware as a result of the transaction, Akesis Delaware stockholders held approximately 70% of Liberty following the transaction. Accordingly, for accounting purposes, the acquisition was a “reverse acquisition” and Akesis Delaware was the “accounting acquiror.” Further, since Liberty discontinued its legacy business in 2001, Liberty was a non-operating public shell with no continuing operations, and no intangible assets associated with Liberty were purchased by Akesis Delaware. Accordingly, the transaction was accounted for as a recapitalization of Akesis Delaware and recorded based on the fair value of Liberty’s net tangible assets acquired by Akesis Delaware. No goodwill or other intangible assets were recorded.

Two of the conditions of closing of the Akesis Delaware acquisition were that as of the closing, all of Liberty’s debt would be paid or extinguished, and it would have $1.5 million of unrestricted cash on hand. Costs incurred by Akesis Delaware directly related to the transaction, amounting to

$101,565, were charged to additional paid-in capital. The conversion of all of Akesis Delaware preferred stock into common stock resulted in an additional 2,828,501 shares of Akesis Delaware common stock outstanding and the merger resulted in the issuance of 10,499,985 Liberty common shares to Akesis Delaware’s pre-merger shareholders (on an as-converted basis).

On February 14, 2005, the Company filed a Form 8-K with the Securities and Exchange Commission that presented an unaudited pro forma condensed consolidated balance sheet as of September 30, 2004 as if the acquisition of Akesis Delaware by Liberty had been effective September 30, 2004. Also presented in the Form 8-K were unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 2004 and 2003 and for the year ended December 31, 2003 as if the merger had been effective January 1, 2003.

Akesis Delaware was incorporated on April 27, 1998, for the purpose of marketing an established over-the-counter product for lowering blood glucose levels in the treatment of diabetes. The product was initially developed and marketed through Diabetes Pro Health, Inc. which was merged into the Akesis Delaware. The product was sold primarily through direct sales to consumers.

Akesis Delaware is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Developing Stage Enterprises” (“SFAS No. 7”) and since inception has devoted substantially all of its efforts to developing its products, raising capital and recruiting personnel.

2.	Summary of Significant Accounting Policies

Principles of consolidation

The acquisition of Akesis Delaware by Liberty has been accounted for as a reorganization as described in Note 1. Since Akesis Delaware is the surviving entity, the accompanying consolidated financial statements reflect its historical results of operations prior to the acquisition. The accounts of Liberty and Akesis Delaware have been consolidated as of December 9, 2004, the effective date of the acquisition.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates.

Business risk and concentrations of credit risk

Akesis Delaware’s business is in the healthcare industry and sells products that may not be successful in the marketplace. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, including money market accounts.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, prepaid assets and accounts payable approximate fair market value because of the short maturity of those instruments.

Cash and cash equivalents

Cash equivalents consist of highly liquid investment with original maturities of three months or less when purchased.

Income taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effects for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Revenue recognition

Akesis Delaware recognizes product sales upon shipment to the customer and when payment is probable or collected immediately.

Research and development

Research and development costs are expensed as incurred. Such costs include personnel costs, supplies, and clinical trials.

Stock-based compensation

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R is required to be effective beginning in the third quarter of fiscal 2005. However, the Company has decided to adopt SFAS No. 123R effective with the acquisition of Akesis Delaware by Liberty. The adoption of the SFAS No. 123R fair value method resulted in a non-cash stock-based compensation charge of $1,077,000 on the Company’s reported results of operations for the year ended December 31, 2004.

Prior to the adoption of SFAS No. 123R, no stock options had been issued by Akesis Delaware to employees. However, stock options were issued prior to the recapitalization to non-employees and were recorded at their fair value in accordance with SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Such stock options to non-employees were periodically re-measured as the stock options vested, and no re-measurement issues having a material impact on the financial statements were identified.

The fair value of options granted during the year ended December 31, 2004 was $4,505,500, and the fair value is amortized over the vesting period of the option using the multiple option methodology in accordance with the provisions of SFAS No. 123R. No options were granted during the year ended December 31, 2003. The value of options granted during the year ended December 31, 2002 was zero. The fair value for the options granted during the years ended

December 31, 2004 and 2002 was estimated at the date of grant using the Black-Scholes method for option pricing with the following assumptions: Risk-free interest rate ranging from 1.9% to 3.4%, volatility of 85%, dividend yield of 0%, and annual termination rate of 5%. Compensation expense for the years ended December 31, 2004, 2003, 2002, and for the cumulative period from April 27, 1998 (date of inception) to December 31, 2004, was $1,087,500, $270, $8,201, and $1,182,237, respectively.

Net loss per share

Basic and diluted net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic loss per share includes no dilution and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the Company’s earnings, such as common stock equivalents which may be issued upon exercise of outstanding common stock options. Diluted loss per share is identical to basic loss per share for all periods reported because inclusion of common stock equivalents would be anti-dilutive.

Effect of new accounting standards

In December, 2004 the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 125, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an acceptable alternative. The Company has elected to early adopt SFAS No. 123R as of December 9, 2004 which resulted in stock-based compensation of approximately $1,077,000.

In December, 2004 the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, which is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect SFAS No. 153 to affect the Company’s financial condition or results of operations.

In September, 2004, the EITF (Emerging Issues Task Force) reached consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, which provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in diluted earnings per share. The guidance is effective for all periods ending after December 15, 2004. The Company’s adoption of EITF 04-8 did not have an impact on the Company’s loss per share calculation for 2004 and is not expected to have an impact in the future.

In April, 2004 the FASB issued FASB Staff Position (FSP) SFAS No. 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities”. Effective April, 2004 this FSP did not have an impact on the Company’s financial position or results of operations.

In March, 2004 the EITF finalized its consensus on EITF Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share”. This EITF clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating securities exist. Effective for reporting periods beginning after March 31, 2004, this EITF did not have an impact on the Company’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting and Research Bulletin No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. The adoption of FIN 46 had no impact on the Company’s financial statements.

In December 2003, FASB issued a revision to Statement of Financial Accounting Standard No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits-an amendment of SFAS No. 87, 88, and 106” (“SFAS No. 132”). SFAS No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The revised Statement retains the disclosure requirements contained in SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 is effective for fiscal years ending after December 15, 2003. The adoption of SFAS 132 had no impact on the Company’s financial statements.

3.	Stockholder Loans

Akesis Delaware received working capital contributions from two related-party lenders. Included in these balances was a convertible promissory note effective April 4, 2002 with the related-party lenders. The notes were due and payable to the related-party lenders at the earlier of 18 months from the effective date, Akesis Delaware closing a minimum financing by qualified investors in excess of $1,000,000, execution of a licensing agreement that would provide sufficient cash flow to repay the note, or a sale of all or substantially all of the Company’s assets. Interest accrues at 8% per annum based on a 360 day period. The note, including principal and accrued interest, may be converted to stock of Akesis Delaware at any time, including Series B Preferred Stock with a conversion price of $5.00 or the same security from the closing of a minimum financing transaction by qualified investors in excess of $1,000,000. Akesis Delaware had the right to prepay the note with a 20 day written notice to the lender in either cash or stock. If no election was made by the lender within 10 days of notice, the prepayment would have been made in cash.

In September 2004, the holders of the loans and the Akesis Delaware Board of Directors agreed to convert stockholder loan principal balances of $115,461 into Series C Preferred Stock at $0.40 per share for a total of 288,653 shares. The principal balances converted into Series C Preferred Stock as of September 30, 2004. Additionally, Akesis Delaware recorded imputed interest of $14,154 as of September 30, 2004. However, interest was forgiven by the lenders, not paid upon conversion of the loans, and accordingly was recorded as additional paid-in capital.

4.	Commitments, Contingencies and Related Party Transactions

The Company leases in aggregate approximately 1,000 square feet of office space located in San Diego, California, and Carefree, Arizona pursuant to two leases each on a month-to-month basis. The Arizona lease is sublet from the Company’s CEO at his cost, and the San Diego office space is sublet from Avalon Ventures. One of the Company’s directors, Kevin Kinsella, is a general partner of Avalon, and the Board of Directors has determined that the rent charged to the Company for both leases is fair and reasonable. The Company recorded rent expense during the years ended December 31, 2004, 2003, and 2002 of $5,500, zero and zero, respectively.

5.	Stock-based Compensation

Immediately following the acquisition of Akesis Delaware by Liberty in December 2004, two executive officers became entitled, through their respective employment offer letters, to nonstatutory stock options with a term of 10 years to acquire a total of 1,062,499 shares of common stock at an exercise price of $1.50 per share. Twenty percent of the shares of common stock subject to the options vested as of the effective date of the officers’ employment immediately following the acquisition of Akesis Delaware by Liberty and one-forty eighth (1/48th) of the remaining shares subject to the options will vest each month following the effective date of the officers’ employment, subject to the officers’ continued employment with the Company on any such date. In addition, in the event of a change of control of the Company, then the officers shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the officers would not otherwise be vested or exercisable.

1998 Stock Option Plan

Akesis Delaware adopted the 1998 Incentive Stock Plan and terminated such immediately prior to the acquisition by Liberty of Akesis Delaware. All then outstanding options and rights were terminated immediately prior to the acquisition by Liberty of Akesis Delaware. Under the plan, nonstatutory stock options and stock purchase rights were granted to service providers, and incentive stock options were granted to employees. The fair market value of the shares was determined on the date of the option grant.

The term of each option was 10 years unless sooner terminated or amended by the Board. In the case of an incentive stock option granted to an optionee who, at the time of the grant, owned more than 10% of the voting power of all classes of stock, the term of the option was five years from the date of grant or as provided on the option agreement.

The exercise price of an option was determined by the Administrator with the following exceptions: For an incentive stock option granted to an employee who owned more than 10% percent of the voting power of all classes of stock, the exercise price was no less than 110% of the fair market value per share on the date of grant. The exercise price for employees was no less than

100% of the fair market value on the date of grant. For nonstatutory stock options, the service provider who owned more than 10% percent of the voting power of all classes of stock, the exercise price was no less than 110% of the fair market value per share on the date of grant. The exercise price for other service providers was no less than 85% of the fair market value on the date of grant.

Options vested at a rate of no less than 20% per year over five years from the date of grant, except for options granted to officers, directors, and consultants.

The following are summaries of the status of options under the 1998 Incentive Stock Plan as of certain dates:

	Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2001	812,745	$0.15
Granted	65,847	$0.15
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2002	878,592	$0.15
Granted	—	—
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2003	878,592	$0.15
Granted	115,233	$0.12
Exercised	(927,714)	$0.14
Cancelled	(66,111)	$0.11

Balance at December 31, 2004	—	—

2005 Stock Plan

The Board of Directors of Liberty authorized and reserved 1,500,000 shares of Liberty common stock pursuant to a 2005 Stock Plan in January 2005 for option grants to Liberty’s employees, directors and consultants. As of March 21, 2005, no options have been granted pursuant to such 2005 Stock Plan.

6.	Income Taxes

Significant components of Akesis Delaware’s net deferred tax assets at December 31, 2004 and 2003 are shown below. A valuation allowance of $835,000 and $397,000 has been established to offset the net deferred tax assets at December 31, 2004 and 2003, respectively, as realization of such assets is uncertain.

	December 31,
	2004	2003
Noncurrent Net Operating Loss Carryforwards	$787,000	$345,000
Other noncurrent	35,000	39,000

Total noncurrent	822,000	384,000
Other current	13,000	13,000

Total deferred tax assets	835,000	397,000
Deferred tax asset valuation allowance	(835,000)	(397,000)

Net deferred taxes	$—	$—

At December 31, 2004, Akesis Delaware had no federal income tax expense or benefit but did have federal tax net operating loss carryforwards of approximately $2.2 million. The federal net operating loss carryforwards will begin to expire in 2018, unless previously utilized. Pursuant to Internal Revenue Code Section 382 and 383, use of Akesis Delaware’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred. The Company incurred $1,600 of statutory minimum state expense for 2004. Prior to 2004 the Company was not subject to statutory minimum state tax expense.

Liberty (formerly known as Hana Acquisitions, Inc., Petrosavers International, Inc., and St. Joseph Corp. VI) has not filed any tax returns. Akesis Delaware has filed all required tax returns. Based on a review of the Form 10-K’s filed via EDGAR by Liberty with the Securities and Exchange Commission, Liberty has generated substantial losses in each of the years indicated in such Form 10-K’s. Accordingly, the Company does not believe that the failure to file tax returns represents a material liability. Since Liberty has not filed tax returns, it is not possible to determine the amount of net operating loss carryforwards that may be available. However, since the acquisition of Akesis Delaware resulted in a change of Liberty ownership of more than 50%, use of Liberty’s net operating loss carryforwards is limited pursuant to Internal Revenue Code Section 382 and 383.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Officers of the Registrant

The information regarding our directors and executive officers is incorporated by reference from “Directors and Executive Officers” in our Proxy Statement for our 2005 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2004.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading “Executive Compensation and Other Matters.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Security Ownership of Certain Beneficial Owners and Management.” The information required by this Item regarding equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above where it appears under the heading “Principal Accountant Fees and Services.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements (included in Part II of this report):

•	Report of Swenson Advisors, LLP

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statement of Stockholders’ Equity (Deficit)

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules:

All consolidated financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:

Exhibit Number		Description
2.1	*	Agreement and Plan of Merger and Reorganization dated September 27, 2004 by and among the Registrant, Ann Arbor Acquisition Corporation, and Liberty Mint, Ltd.
3.1		Articles of Incorporation, as amended, of the Registrant
3.2		Bylaws of the Registrant
10.1		Employment Offer Letter dated December 13, 2004 for Edward B. Wilson, President and CEO of the Registrant
10.2		Employment Offer Letter dated December 13, 2004 for John T. Hendrick, CFO of the Registrant
10.3		Stand-Alone Stock Option Agreement dated January 24, 2005 for Edward B. Wilson, President and CEO of the Registrant
10.4		Stand-Alone Stock Option Agreement dated January 24, 2005 dated for John T. Hendrick, CFO of the Registrant
10.5		2005 Stock Plan of the Registrant
23.1		Consent of Swenson Advisors, LLP
24.1		Power of Attorney (see page 52).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on September 28, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKESIS PHARMACEUTICALS, INC.

By:	/s/ Edward B. Wilson
Edward B. Wilson,
President, Chief Executive Officer and Director

Dated: March 23, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward B. Wilson and John T. Hendrick, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward B. Wilson Edward B. Wilson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2005

/s/ John T. Hendrick John T. Hendrick	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2005

/s/ Kevin J. Kinsella Kevin J. Kinsella	Director	March 23, 2005

/s/ Kevin Sayer Kevin Sayer	Director	March 23, 2005

/s/ John F. Steel, IV John F. Steel, IV	Director	March 23, 2005

EXHIBIT INDEX

Exhibit Number		Description
2.1	*	Agreement and Plan of Merger and Reorganization dated September 27, 2004 by and among the Registrant, Ann Arbor Acquisition Corporation, and Liberty Mint, Ltd.
3.1		Articles of Incorporation, as amended, of the Registrant
3.2		Bylaws of the Registrant
10.1		Employment Offer Letter dated December 13, 2004 for Edward B. Wilson, President and CEO of the Registrant
10.2		Employment Offer Letter dated December 13, 2004 for John T. Hendrick, CFO of the Registrant
10.3		Stand-Alone Stock Option Agreement dated January 24, 2005 for Edward B. Wilson, President and CEO of the Registrant
10.4		Stand-Alone Stock Option Agreement dated January 24, 2005 dated for John T. Hendrick, CFO of the Registrant
10.5		2005 Stock Plan of the Registrant
23.1		Consent of Swenson Advisors, LLP
24.1		Power of Attorney (see page 52).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on September 28, 2004.