Form 10-K/A
period 2004-12-31
AKESIS PHARMACEUTICALS, INC.
filed 2005-04-28
CIK 1042420

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This amendment to the Annual Report on Form 10-K of Akesis Pharmaceuticals, Inc. for the fiscal year ended December 31, 2004 is being filed to include information that will not be incorporated by reference from the Proxy Statement for its 2005 Annual Meeting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Officers of the Registrant

The following table sets forth information regarding our directors and executive officers as of             , 2005:

Name	Age	Position	Position Held Since
Edward B. Wilson	59	President, Chief Executive Officer and Director	December 2004
Kevin J. Kinsella (1)	59	Director	2004
Kevin R. Sayer (1)	48	Director	2005
John F. Steel (1)	45	Director	2004
John T. Hendrick	52	Chief Financial Officer and Secretary	December 2004
Kelly Joy	38	Vice President of Business Development	January 2005

(1)	Audit Committee Member

Edward B. Wilson

Mr. Wilson has served as our President and Chief Executive Officer since December 2004. Prior to joining us, Mr. Wilson served as a divisional director of Medtronic, Inc., a medical technology company, from September 2001 to July 2004. From March 1986 to September 2001, Mr. Wilson held various positions including divisional director at MiniMed, a medical devices manufacturing and sales company acquired by Medtronic. For the past 18 years, Mr. Wilson has worked in delivery of high tech therapies for diabetes. Mr. Wilson has held a variety of sales and marketing positions in other biomedical companies such as Zimmer USA and IMED. Mr. Wilson received his B.A. degree from the University of Utah in 1971 with dual major in biology and German.

Kevin J. Kinsella

Mr. Kinsella has been in the venture capital industry since 1983 when he founded Avalon Ventures and is currently a general partner of Avalon Ventures. From July 1999 to October 2004, Mr. Kinsella was the part-time Chief Executive Officer of X-Ceptor Therapeutics, a biotechnology company focused on developing small molecule drugs against orphan nuclear receptors. X-Ceptor Therapeutics was purchased by Exelixis in October 2004. Mr. Kinsella has specialized in the formation, financing and development of more than 50 early stage companies, including Athena Neurosciences, Argonaut Technologies, ARIAD Pharmaceuticals, Aurora Biosciences, Caliper Technologies, GenPharm International, Neurocrine Biosciences, Onyx Pharmaceuticals, Pharmacopeia, Sequana Therapeutics, Senomyx, and Vertex Pharmaceuticals. Mr. Kinsella was the founding chairman of Athena, Aurora, Landmark, Microcide, NeoRx, Onyx, Sytera, Synaptics,

Vertex, X-Ceptor and Sequana. He also is an early stage investor in Akesis, Ansata, Ambit Biosciences, Centrata, Illumina, Nanostream, Nanosys, ONUX Medical and Sytera. Mr. Kinsella graduated from the Massachusetts Institute of Technology in 1967 with a Bachelor of Science degree in Management, with minors in Electrical Engineering and Political Science. He received a Master of Arts degree in International Relations from the Johns Hopkins School of Advanced International Studies (SAIS) in 1969 and did post-graduate work in political economics on a Rotary International Fellowship at the University of Stockholm, Sweden.

Kevin R. Sayer

Mr. Sayer has served as Executive Vice President and Chief Financial Officer of Specialty Labs SP (NYSE), a clinical reference laboratory services company, since April 2004. From 1994 to 2001, Mr. Sayer was the Chief Financial Officer of Minimed, Inc., a publicly traded medical device company focused on diabetes management. Mr. Sayer began his career in public accountancy and from 1983 to 1994 held various positions at Ernst & Young, LLP. He received concurrent bachelors and masters degrees in accounting and information systems from Brigham Young University in 1983. Mr. Sayer is a certified public accountant.

John F. Steel

Mr. Steel has served as Chairman of the Board of Directors and Chief Executive Officer of Microislet Inc. since April 2002. In January 1998, Mr. Steel founded MicroIslet of Delaware, Inc., a company acquired by Microislet Inc. that is now its wholly owned subsidiary, and served as its Chairman and Chief Executive Officer from September 1998 to April 2002. Mr. Steel also served as a director of DiaSense, Inc. from January 4, 2001 to April 2, 2002. From January 1996 to December 1997, Mr. Steel was a founder, Chief Executive Officer and a director of AKESIS Pharmaceuticals, Inc., a company that developed a patented treatment for insulin resistance for Type II diabetes. From January 1987 to June 1990, Mr. Steel served as the Vice President of Defined Benefit Inc., a company he founded in 1986 that provided financial services to health care professionals. From 1989 to 1994, Mr. Steel consulted to several public and private companies on business issues related to distribution of goods, services, and finances through Steel Management. Mr. Steel received his MBA degree with an emphasis in finance from the University of Southern California and a Bachelor of Arts degree from Dartmouth College.

John T. Hendrick

Mr. Hendrick has served as our Chief Financial Officer and Secretary since December 2004. Prior to joining us, Mr. Hendrick monitored his private investments from 2001 until December 2004. From July 1996 to December 1999 he was Vice Chairman and Chief Financial Officer of The Cassidy Companies, Inc., one of the largest government and public affairs firms in Washington, D.C. He was also a Managing Director of Galway Partners, L.L.C., a Washington, DC-based merchant bank from July 1996 to June 2001. Prior to joining Cassidy and Galway in 1996, Mr. Hendrick was a general partner with Avalon Ventures, a San Diego-based venture capital firm, from 1987 to 1996. In addition, Mr. Hendrick also serves on the investment committee of Innova Capital, a Warsaw-based venture capital fund. Mr. Hendrick is a certified public accountant and earned a B.B.A. degree in accounting from McMurry University in 1973.

Kelly Joy

Ms. Joy has served as our Vice President of Business Development since January 2005. Prior to joining us, Ms. Joy served as the Marketing Manager for Medtronic, Inc. From September 2001 to January 2005, Ms. Joy managed the Education Department of Medtronic’s Diabetes Division. From February 1996 to September 2001, Ms. Joy was a Sales Manager with MiniMed. Ms. Joy received a B.S. in Health Education from California State University, Northridge in 1989.

Audit Committee

The Audit Committee consists of Messrs. Sayer, who is the chairman, Kinsella and Steel, each of whom is an “independent director” as that term is defined under Rule 4200(a)(14) of the National Association of Securities Dealers, Inc. and Rule 10A-3 of the Securities Exchange Act of 1934. The Board has determined that Mr. Sayer qualifies as an “audit committee financial expert” as defined under applicable rules of the Securities Exchange Commission. The Audit Committee did not hold any meetings during fiscal 2004.

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

Code of Ethics

The Board has adopted a code of ethics applicable to all of our directors, officers and employees, a copy of which is filed with this amendment to Annual Report on Form 10-K as Exhibit 14.1.

Item 11. Executive Compensation

Securities Authorized for Issuance under Equity Compensation Plans

None.

Summary Compensation Table

The following table sets forth information regarding the compensation of our Chief Executive Officer and our next four most highly compensated executive officers and other key personnel for the last three fiscal years:

		Annual Compensation		Long Term Compensation
				Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Award(s) ($)	Securities Underlying Options	LTHP Payouts ($)	All Other Compensation ($)
Edward B. Wilson (1)	2004	8,375	0	0	0	0	0
James Anderson (2)	2004	0	0	0	0	0	0
	2003	0	0	0	0	0	0

(1)	Mr. Wilson joined as our President and Chief Executive Officer in December 2004. His annual salary is $150,000.
(2)	Mr. Anderson served as our President until December 9, 2004.

Option Grants in Last Fiscal Year

No options were granted during fiscal year 2004 to the persons named in the Summary Compensation Table.

Aggregated Option Exercises in Fiscal Year 2004 and Year-End Option Values

None of the persons named in the Summary Compensation Table held any options as of December 31, 2004.

Employment Offer Letters

Pursuant to the terms of their employment offer letters, in the event of (i) the consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets, (ii) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation (provided that the sale by the Company of its securities for the purposes of raising additional funds shall not constitute a Change of Control hereunder) or (iii) the consummation of the sale or disposition by the Company for aggregate gross proceeds to the Company of no less than $50,000,000 of (a) one of the two issued RX patents held by the Company as of the date of such offer letters, or (b) the pending RX patent held by the Company as of the date of such offer letters, as approved by the Company’s board of directors, Messrs. Wilson and Hendrick will fully vest in options to be granted to them pursuant to their employment offer letters.

Performance Graph

The following graph shows the percentage change in the cumulative return to the stockholders of our Common Stock with the cumulative return of the Russell 2000 Index and of a peer group index for the period commencing December 31, 1999 and ending on December 31, 2004. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

COMPARISON OF CUMULATIVE TOTAL RETURN OF AKESIS PHARMACEUTICALS, INC., THE RUSSELL 2000 INDEX AND PEER GROUP INDEX

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Share Ownership

The number and percentage of shares beneficially owned is computed on the basis of 14,992,552 shares of Common Stock outstanding as of April 15, 2005. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and is not necessarily indicative of beneficial ownership for any other purpose. Shares of common stock that a person has the right to acquire within sixty (60) days of April 15, 2005 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of our Common Stock as of April 15, 2005 of persons and entities known by us to be the beneficial owners of more than 5% of our Common Stock.

	Beneficial Ownership
Name of 5% Beneficial Owner (1)	Number of Shares	Percent of Total
Kevin J. Kinsella c/o Akesis Pharmaceuticals, Inc. 4370 La Jolla Village Drive, Suite 685 San Diego, CA 92122	2,784,275	18.6%
John F. Steel c/o Akesis Pharmaceuticals, Inc. 4370 La Jolla Village Drive, Suite 685 San Diego, CA 92122	2,245,821	15.0%
Stuart Fine 55 East Erie Street Chicago, IL 60611	2,027,197	13.5%
Gary Keeling 400 Southpointe Boulevard Plaza One, Suite 230 Canonsburg, PA 15317	1,755,909	11.7%

Security Ownership of Management

The following table sets forth the beneficial ownership of our Common Stock as of April 15, 2005 (i) by each of our directors, (ii) by each of the executive officers and other persons named in the Summary Compensation Table of this Form 10-K (the “Named Executive Officers”), and (iii) by all current directors and Named Executive Officers as a group. Unless otherwise indicated, the address of each listed person is c/o Akesis Pharmaceuticals, Inc., 4370 La Jolla Village Drive, Suite 685, San Diego, California 92122.

	Beneficial Ownership
Name	Number of Shares	Percent of Total
Edward B. Wilson (1)	244,374	*
James Anderson 8926 Midvalley Drive West Jordan, UT 84088	5,000	*
Kevin J. Kinsella	2,784,275	18.6%
Kevin Sayer	0	*
John F. Steel	2,245,821	15.0%
All current directors and executive officers as a group (6 persons) (2)	5,382,943	35.2%

* Less than 1%

(1)	Includes 244,374 shares issuable upon exercise of options that are exercisable within sixty (60) days of April 15, 2005.
(2)	Includes an aggregate of 301,040 shares issuable upon the exercise of options that are exercisable within sixty (60) days of April 15, 2005. Of such 301,040 shares, 244,374 shares are issuable upon exercise of options held by Edward B. Wilson and 56,666 shares are issuable upon exercise of options held by John T. Hendrick.

Item 13. Certain Relationships and Related Transactions

We entered into employment offer letters with Edward B. Wilson, our Chief Executive Officer and President, and John T. Hendrick, our Chief Financial Officer, on December 13, 2004. The offer letters are filed as exhibits to our Form 10-K filed with the SEC on March 24, 2005.

Item 14. Principal Accountant Fees and Services

The following table sets forth the approximate aggregate fees billed to us by Swenson Advisors, LLP for the fiscal year ended December 31, 2004 and Chisholm, Bierwolf & Nilson, LLC for the fiscal year ended December 31, 2003:

	2004	2003
Audit Fees (1)	$41,500	$1,448
Audit-Related Fees (2)	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Total Fees	$41,500	$1,448

(1)	Includes fees for review of our financial statements included in our quarterly reports on Form 10-Q and annual reports on Form 10-K.
(2)	Includes fees for assistance with SEC filings (other than reports on Form 10-Q and Form 10-K) and various accounting consultation.

The Audit Committee of the Board will pre-approve all audit and non-audit services provided to the Company by Swenson Advisors, LLP where the fees for such services are expected to be in excess of five percent of the total fees to be paid by the Company to Swenson Advisors, LLP.

The Audit Committee of the Board has determined that the accounting advice and tax services provided by Swenson Advisors, LLP are compatible with maintaining Swenson Advisors, LLP’s independence.

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

(3)	Exhibits:

Exhibit Number		Description
2.1	*	Agreement and Plan of Merger and Reorganization dated September 27, 2004 by and among the Registrant, Ann Arbor Acquisition Corporation, and Liberty Mint, Ltd.
3.1	**	Articles of Incorporation, as amended, of the Registrant
3.2	**	Bylaws of the Registrant
10.1	**	Employment Offer Letter dated December 13, 2004 for Edward B. Wilson, President and CEO of the Registrant
10.2	**	Employment Offer Letter dated December 13, 2004 for John T. Hendrick, CFO of the Registrant
10.3	**	Stand-Alone Stock Option Agreement dated January 24, 2005 for Edward B. Wilson, President and CEO of the Registrant
10.4	**	Stand-Alone Stock Option Agreement dated January 24, 2005 dated for John T. Hendrick, CFO of the Registrant
10.5	**	2005 Stock Plan of the Registrant
14.1		Code of Ethics of the Registrant
23.1		Consent of Swenson Advisors, LLP
24.1	**	Power of Attorney
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on September 28, 2004.
**	Incorporated by reference to the Registrant’s Form 10-K as filed with the SEC on March 24, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKESIS PHARMACEUTICALS, INC.

By:	/s/ Edward B. Wilson
Edward B. Wilson,
President, Chief Executive Officer and Director

Dated: April 28, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward B. Wilson Edward B. Wilson	President, Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2005

/s/ John T. Hendrick John T. Hendrick	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2005

* Kevin J. Kinsella	Director	April 28, 2005

* Kevin Sayer	Director	April 28, 2005

* John F. Steel, IV	Director	April 28, 2005

*By:	/s/ Edward B. Wilson
Edward B. Wilson (Attorney-in-fact)

EXHIBIT INDEX

Exhibit Number		Description
2.1	*	Agreement and Plan of Merger and Reorganization dated September 27, 2004 by and among the Registrant, Ann Arbor Acquisition Corporation, and Liberty Mint, Ltd.
3.1	**	Articles of Incorporation, as amended, of the Registrant
3.2	**	Bylaws of the Registrant
10.1	**	Employment Offer Letter dated December 13, 2004 for Edward B. Wilson, President and CEO of the Registrant
10.2	**	Employment Offer Letter dated December 13, 2004 for John T. Hendrick, CFO of the Registrant
10.3	**	Stand-Alone Stock Option Agreement dated January 24, 2005 for Edward B. Wilson, President and CEO of the Registrant
10.4	**	Stand-Alone Stock Option Agreement dated January 24, 2005 dated for John T. Hendrick, CFO of the Registrant
10.5	**	2005 Stock Plan of the Registrant
14.1		Code of Ethics of the Registrant
23.1		Consent of Swenson Advisors, LLP
24.1	**	Power of Attorney
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on September 28, 2004.
**	Incorporated by reference to the Registrant’s Form 10-K as filed with the SEC on March 24, 2005.