Form 10-Q
period 2005-03-31
AKESIS PHARMACEUTICALS, INC.
filed 2005-05-11
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-27118

AKESIS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1409219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Prospect Street, Suite 320 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

(858) 454-4311

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2005
Common Stock	14,992,552 shares

AKESIS PHARMACEUTICALS, INC.

Form 10-Q

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$845,725	$1,234,250
Prepaid insurance and other current assets	82,053	116,000

Total current assets	927,778	1,350,250
Property and equipment, net	18,945	—

Total assets	$946,723	$1,350,250

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,408	$82,436

Total current liabilities	101,408	82,436

Total liabilities	101,408	82,436

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of March 31, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized: 14,992,552 shares issued and outstanding at March 31, 2005 and December 31, 2004	14,993	14,993
Additional paid-in capital	4,468,050	3,998,049
Deficit accumulated during the development stage	(3,637,728)	(2,745,228)

Total stockholders’ equity	845,315	1,267,814

Total liabilities and stockholders’ equity	$946,723	$1,350,250

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited) For the Three Months Ended March 31, 2005

and 2004, and For the Cumulative Period From April 27, 1998 (date of inception of

Akesis Pharmaceuticals, Inc., a Delaware corporation) to March 31, 2005

	Three months ended March 31,		Cumulative Period from April 27, 1998 Through March 31, 2005
	2005	2004
Revenue	$—	$—	$226,884
Cost of goods sold	—	—	62,314

Gross margin	—	—	164,570
Operating costs and expenses:
Selling, general and administrative	891,781	2,751	3,537,464
Research and development	—	—	256,944

Total expenses	891,781	2,751	3,794,408

Loss from operations	(891,781)	(2,751)	(3,629,838)
Interest income/(expense), net	2,481	—	6,727
Other expense, net	—	—	(9,817)

Loss before income taxes	(889,300)	(2,751)	(3,632,928)
Provision for income taxes	3,200	—	4,800

Net loss	$(892,500)	$(2,751)	$(3,637,728)

Net loss per common share - basic and diluted	$(0.06)	$(0.00)	$(0.65)

Weighted-average common shares outstanding - basic and diluted	14,992,552	5,377,466	5,621,514

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2005

and 2004, and For the Cumulative Period from April 27, 1998 (date of inception of

Akesis Pharmaceuticals, Inc.) to March 31, 2005

	Three months ended March 31,		Cumulative Period from April 27, 1998 Through March 31, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(892,500)	$(2,751)	$(3,637,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	819	—	8,317
Stock-based compensation	470,000	—	1,652,236
Changes in assets and liabilities:
Other current assets	33,947	—	(82,053)
Other assets	—	—	(815)
Accounts payable	18,972	(249)	101,408

Net cash used in operating activities	(368,762)	(3,000)	(1,958,635)

Cash flows from investing activities:
Purchase of property and equipment	(19,763)	—	(26,447)

Net cash used in investing activities	(19,763)	—	(26,447)

Cash flows from financing activities:
Proceeds from stock issuances	—	—	2,830,807
Proceeds from shareholder loan	—	3,000	—

Net cash provided by financing activities	—	3,000	2,830,807

Net increase (decrease) in cash and cash equivalents	(388,525)	—	845,725

Cash and cash equivalents at beginning of period	1,234,250	—	—

Cash and cash equivalents at end of period	$845,725	$—	$845,725

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Akesis Pharmaceuticals, Inc., a Nevada corporation, (“we” or “us” or the “Company” or “Liberty”) has prepared the unaudited condensed consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of March 31, 2005 and December 31, 2004, and the results of operations for the three-month periods ended March 31, 2005 and 2004, have been made. The results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results for the fiscal year ending December 31, 2005 or any future periods.

2. The Company and Recapitalization

The Company was initially incorporated under the name Liberty Mint, Ltd. in Nevada on May 26, 1999 as a wholly owned subsidiary of Liberty Mint, Ltd., a Colorado corporation. Liberty Mint, Ltd., a Colorado corporation (“Liberty Colorado”), was originally incorporated in the state of Colorado on March 15, 1990 as St. Joseph Corp. VI. In July 1993, the name of Liberty Colorado was changed to Petrosavers International, Inc.; in September 1996 the name was changed to Hana Acquisitions Inc.; and on June 9, 1997, the name was changed to Liberty Mint, Ltd. In June of 1997, Liberty Colorado acquired a 90% majority interest in Liberty Mint, Inc., (“LMI”) a Utah corporation. Before the acquisition of LMI, Liberty Colorado had not engaged in any material operations. In 1998 Liberty Colorado formed a wholly owned subsidiary, Liberty Mint Marketing, Inc., a Utah corporation, which became SCCS, Inc. (“SCCS”) in 2001. In 1999 Liberty Colorado formed another wholly owned subsidiary, The Great Western Mint, Inc., (“GWM”) a Utah corporation. On September 23, 1999, Liberty Colorado sold its 90% interest in LMI. On October 8, 1999, the Company merged with Liberty Colorado, effecting a change of domicile of Liberty Colorado to the state of Nevada and pursuant to which the Company was the surviving corporation. On December 31, 2001, Liberty sold SCCS and GWM. Effective January 11, 2005, Liberty changed its name to Akesis Pharmaceuticals, Inc. and the trading symbol was changed to AKES.OB.

Effective December 9, 2004, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 27, 2004, (the “Merger Agreement”), among the Company, Akesis Pharmaceuticals, Inc., a Delaware Corporation, (“Akesis Delaware”) and Ann Arbor Acquisition Corporation, a wholly-owned subsidiary of the Company (“MergerSub”), MergerSub merged with and into Akesis Delaware, with Akesis Delaware as the surviving corporation and wholly-owned subsidiary of the Company. Immediately prior to the closing of the merger, all of Akesis Delaware’s preferred shares were converted into Akesis Delaware common shares. In connection with the merger, the stockholders of Akesis Delaware received 3.292327 shares of the Company’s common stock for each share of Akesis Delaware common stock that they held (on an as-converted basis). All references in the consolidated financial statements, and notes thereto, to number of shares and per share amounts reflect the exchange ratio.

Although the Company acquired Akesis Delaware as a result of the transaction, Akesis Delaware stockholders held approximately 70% of the Company following the transaction. Accordingly, for accounting purposes, the acquisition was a “reverse acquisition” and Akesis Delaware was the “accounting acquiror.” Further, since the Company discontinued its legacy business in 2001, the Company was a non-operating public shell with no continuing operations, and no intangible assets associated with the Company were purchased by Akesis Delaware. Accordingly, the transaction was accounted for as a recapitalization of Akesis Delaware and recorded based on the fair value of the Company’s net tangible assets acquired by Akesis Delaware. No goodwill or other intangible assets were recorded.

Two of the conditions of closing of the Akesis Delaware acquisition were that as of the closing, all of the Company’s debt would be paid or extinguished, and it would have $1.5 million of unrestricted cash on hand. The conversion of all of Akesis Delaware preferred stock into Akesis Delaware common stock resulted in an additional 2,828,501 shares of Akesis Delaware common stock outstanding prior to the merger and the merger resulted in the issuance of 10,499,985 the Company’s common shares to Akesis Delaware’s pre-merger shareholders (on an as-converted basis).

Akesis Delaware was incorporated on April 27, 1998, for the purpose of marketing an established over-the-counter product for lowering blood glucose levels in the treatment of diabetes. The product was initially developed and marketed through Diabetes Pro Health, Inc. which was merged into Akesis Delaware. The product was sold primarily through direct sales to consumers.

Akesis Delaware is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Developing Stage Enterprises” (“SFAS No. 7”) and since inception has devoted substantially all of its efforts to developing its products, raising capital and recruiting personnel.

3. Summary of Significant Accounting Policies

Principles of consolidation

The acquisition of Akesis Delaware by the Company has been accounted for as a reorganization as described in Note 2. Since Akesis Delaware is the surviving entity, the accompanying consolidated financial statements reflect its historical results of operations prior to the acquisition. The accounts of the Company and Akesis Delaware have been consolidated as of December 9, 2004, the effective date of the acquisition.

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

Business risk and concentrations of credit risk

The Company’s business is in the healthcare industry and it plans to sell products that may not be successful in the marketplace. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, including money market accounts.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, prepaid assets and accounts payable approximate fair market value because of the short maturity of those instruments.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased.

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 5 years. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

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

Stock-based compensation

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R is required to be effective beginning in fiscal year 2006. However, the Company has decided to adopt SFAS No. 123R effective with the acquisition of Akesis Delaware by the Company. The adoption of the SFAS No. 123R fair value method resulted in a non-cash stock-based compensation charge of $470,000 on the Company’s reported results of operations for the three months ended March 31, 2005. The fair value is amortized over the vesting period of the option using the multiple option methodology in accordance with the provisions of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, no stock options had been issued by Akesis Delaware to employees. However, stock options were issued by Akesis Delaware prior to the recapitalization to non-employees and were recorded at their fair value in accordance with SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Such stock options to non-employees were periodically re-measured as the stock options vested, and no re-measurement issues having a material impact on the financial statements were identified.

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

Effect of new accounting standards

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 125, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an acceptable alternative. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB No. 107”), which provides guidance from the SEC staff regarding the implementation of SFAS No. 123R. SAB 107 provides guidance on a number of issues, including those related to share-based payment transactions with nonemployees, valuation methods, the classification of compensation expense and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to the adoption of SFAS No. 123R. The Company elected to early adopt SFAS No. 123R as of December 9, 2004, and its implementation of SFAS No. 123R is consistent with the guidance in SAB No. 107. Stock-based compensation for the three months ended March 31, 2005 was $470,000.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, which is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect SFAS No. 153 to affect the Company’s financial condition or results of operations.

In September 2004, the EITF (Emerging Issues Task Force) reached consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, which provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in diluted earnings per share. The guidance is effective for all periods ending after December 15, 2004. The Company’s adoption of EITF 04-8 did not have an impact on the Company’s loss per share calculation for 2004 and is not expected to have an impact in the future.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect FIN 47 to affect the Company’s financial condition or results of operations.

4. Commitments, Contingencies and Related Party Transactions

The Company leases in aggregate approximately 1,000 square feet of office space located in San Diego, California, and Carefree, Arizona pursuant to two leases, each on a month-to-month basis. The Arizona lease is sublet from the Company’s CEO at his cost, and the San Diego office space is sublet from Avalon Ventures. One of the Company’s directors, Kevin Kinsella, is a general partner of Avalon, and the Board of Directors has determined that the rent charged to the Company for both leases is fair and reasonable. The Company recorded rent expense during the three months ended March 31, 2005 and 2004 of $5,650 and zero, respectively.

5. Stock-based Compensation

Immediately following the acquisition of Akesis Delaware by the Company in December 2004, two executive officers became entitled, through their respective employment offer letters, to nonstatutory stock options with a term of 10 years to acquire a total of 1,062,499 shares of common stock at an exercise price of $1.50 per share. Twenty percent of the shares of common stock subject to the options vested as of the effective date of the officers’ employment immediately following the acquisition of Akesis Delaware by the Company and one-forty eighth (1/48th) of the remaining shares subject to the options will vest each month following the effective date of the officers’ employment, subject to the officers’ continued employment with the Company on any such date. In addition, in the event of a change of control of the Company, then the officers shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the officers would not otherwise be vested or exercisable.

2005 Stock Plan

The Board of Directors of the Company authorized and reserved 1,500,000 shares of the Company’s common stock pursuant to a 2005 Stock Plan in January 2005 for option grants to the Company’s employees, directors and consultants. As of March 21, 2005, no options have been granted pursuant to such 2005 Stock Plan.

6. Income Taxes

At December 31, 2004, Akesis Delaware had no federal income tax expense or benefit but did have federal tax net operating loss carryforwards of approximately $2.2 million. The federal net operating loss carryforwards will begin to expire in 2018, unless previously utilized. Pursuant to Internal Revenue Code Section 382 and 383, use of Akesis Delaware’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred. The Company incurred $3,200 of statutory minimum state tax expense for the three months ended March 31, 2005.

The Company (as the successor of Liberty Colorado, Hana Acquisitions, Inc., Petrosavers International, Inc., and St. Joseph Corp. VI) has not filed any tax returns. Akesis Delaware has filed all required tax returns. Based on a review of the Form 10-K’s filed via EDGAR by the Company with the Securities and Exchange Commission, the Company has generated substantial losses in each of the years indicated in such Form 10-K’s. Accordingly, the Company does not believe that the failure to file tax returns represents a material liability. Since the Company has not filed tax returns, it is not possible to determine the amount of net operating loss carryforwards that may be available. However, since the acquisition of Akesis Delaware resulted in a change of the Company’s ownership of more than 50%, use of the Company’s net operating loss carryforwards is limited pursuant to Internal Revenue Code Section 382 and 383.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby and we disclaim any duty or obligation to update. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

•	Our capital requirements and resources;

•	Our strategy;

•	Development of new products;

•	Intent to develop and sell products and services to companies in the pharmaceutical industry;

•	Technological change and uncertainty of new and emerging technologies;

•	Potential competitors or products;

•	Future employment of our key employees;

•	Development of strategic relationships;

•	Statements about potential future dividends;

•	Statements about protection of our intellectual property; and

•	Possible changes in legislation.

Such forward-looking statements are inherently subject to risks and uncertainties, (including those discussed in “Risk Factors” below and other sections of this document) and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this report. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company was initially incorporated under the name Liberty Mint, Ltd. in Nevada on May 26, 1999 as a wholly owned subsidiary of Liberty Mint, Ltd., a Colorado corporation. Liberty Mint, Ltd., a Colorado corporation (“Liberty Colorado”), was originally incorporated in the state of Colorado on March 15, 1990 as St. Joseph Corp. VI. In July 1993, the name of Liberty Colorado was changed to Petrosavers International, Inc.; in September 1996 the name was changed to Hana Acquisitions Inc.; and on June 9, 1997, the name was changed to Liberty Mint, Ltd. In June of 1997, Liberty Colorado acquired a 90% majority interest in Liberty Mint, Inc., (“LMI”) a Utah corporation. Before the acquisition of LMI, Liberty Colorado had not engaged in any material operations. In 1998 Liberty Colorado formed a wholly owned subsidiary, Liberty Mint Marketing, Inc., a Utah corporation, which became SCCS, Inc. (“SCCS”) in 2001. In 1999 Liberty Colorado formed another wholly owned subsidiary, The Great Western Mint, Inc., (“GWM”) a Utah corporation. On September 23, 1999, Liberty Colorado sold its 90% interest in LMI. On October 8, 1999, the Company merged with Liberty Colorado, effecting a change of domicile of Liberty Colorado to the state of Nevada and pursuant to which the Company was the surviving corporation. On December 31, 2001, Liberty sold SCCS and GWM. Effective January 11, 2005, Liberty changed its name to Akesis Pharmaceuticals, Inc. and the trading symbol was changed to AKES.OB.

Effective December 9, 2004, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 27, 2004, (the “Merger Agreement”), among the Company, Akesis Pharmaceuticals, Inc., a Delaware Corporation, (“Akesis Delaware”) and Ann Arbor Acquisition Corporation, a wholly-owned subsidiary of the Company (“MergerSub”), MergerSub merged with and into Akesis Delaware, with Akesis Delaware as the surviving corporation and wholly-owned subsidiary of the Company. Immediately prior to the closing of the merger, all of Akesis Delaware’s preferred shares were converted into Akesis Delaware common shares. In connection with the merger, the stockholders of Akesis Delaware received 3.292327 shares of the Company’s common stock for each share of Akesis Delaware common stock that they held (on an as-converted basis). All references in the consolidated financial statements, and notes thereto, to number of shares and per share amounts reflect the exchange ratio.

Although the Company acquired Akesis Delaware as a result of the transaction, Akesis Delaware stockholders held approximately 70% of the Company following the transaction. Accordingly, for accounting purposes, the acquisition was a “reverse acquisition” and Akesis Delaware was the “accounting acquiror.” Further, since the Company discontinued its legacy business in 2001, the Company was a non-operating public shell with no continuing operations, and no intangible assets associated with the Company were purchased by Akesis Delaware. Accordingly, the transaction was accounted for as a recapitalization of Akesis Delaware and recorded based on the fair value of the Company’s net tangible assets acquired by Akesis Delaware. No goodwill or other intangible assets were recorded.

Two of the conditions of closing of the Akesis Delaware acquisition were that as of the closing, all of the Company’s debt would be paid or extinguished, and it would have $1.5 million of unrestricted cash on hand. The conversion of all of Akesis Delaware preferred stock into Akesis Delaware common stock resulted in an additional 2,828,501 shares of Akesis Delaware common stock outstanding prior to the merger and the merger resulted in the issuance of 10,499,985 the Company’s common shares to Akesis Delaware’s pre-merger shareholders (on an as-converted basis).

Akesis Delaware was incorporated on April 27, 1998, for the purpose of marketing an established over-the-counter product for lowering blood glucose levels in the treatment of diabetes. The product was initially developed and marketed through Diabetes Pro Health, Inc. which was merged into Akesis Delaware. The product was sold primarily through direct sales to consumers.

The following discussion of results of operations, liquidity and capital resources contains forward-looking statements that involve risks and uncertainties. As described above, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed below and in the section entitled “Risk Factors” immediately following this section of the report.

Research and Development Projects

We are an early stage biopharmaceutical company engaged in the discovery, development and commercialization of complementary and alternative therapies for the treatment of three principal forms of carbohydrate intolerance and their associated complications – Type 2 diabetes, Syndrome X, and impaired glucose tolerance. We have been granted patents and filed patent applications for a number of proprietary formulations and combination therapies, including formulations with existing diabetes medications, for use in the treatment of Type 2 diabetes. We intend to use our proprietary formulations to develop prescription treatments for diabetes and related metabolic disorders. These products are in an early stage of development and no regulatory filings to commercialize our products have yet been made with the United States Food and Drug Administration, or FDA or any similar state or foreign authorities. We have completed an initial clinical study of a specific formulation and demonstrated a consistent improvement in glycated hemoglobin levels (A1c), compared to base line, after three months of treatment in a diabetic population. The observed reduction in A1c, (which is an established long-term measure of blood glucose), in this open-label study was in excess of 2% for all treatment groups. This reduction contemplates an average improvement in excess of 20% in blood glucose parameters in this patient population. This included patients taking the initial product candidate as monotherapy, as well as with concomitant medications. We believe that these clinical studies may suggest that our formulations show the potential for enhancing currently available oral antidiabetic therapeutic agents. We intend to conduct follow-on feasibility clinical trials with one or more of our formulations with a goal of confirming and extending the results of our initial clinical studies. We believe that the successful completion of these feasibility trials could lead to partnering opportunities in the pharmaceutical industry. We are not currently in discussions with the FDA regarding the specific requirements for approval of our products.

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

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Total operating expenses increased to $891,781 for the three months ended March 31, 2005, from $2,751 for the same time period in 2004. Prior to the completion of the acquisition of Akesis Delaware in December 2004, we had no employees and incurred minimal operating expenses. Total operating expenses for the three months ended March 31, 2005 included a non-cash stock-based compensation charge of $470,000, which was determined in accordance with the provisions of SFAS No. 123R. The stock-based compensation charge recognized the expense for options to acquire our common stock that vested during the three months ended March 31, 2005. The remaining operating expenses consisted primarily of legal and accounting fees, payroll and consultant-related expenses, insurance, travel and fees paid to outside directors.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, stockholder loans and limited revenues from the sale of our over-the-counter products. We invest excess cash in investment securities that will be used to fund future operating costs. Cash, cash equivalents and investment securities totaled $845,725 at March 31, 2005, compared to $1,234,250 at December 31, 2004. We primarily fund current operations with our existing cash and investments. Cash used in operating activities for the three months ended March 31, 2005 totaled $368,762. We had no revenues or other income sources for the three months ended March 31, 2005 to cover operating expenses, and we do not expect any revenues in the foreseeable future. Our current cash resources should enable us to continue operations based on our current level of commitments through the first half of 2006.

Two of the conditions of closing of the Akesis Delaware acquisition were that as of the closing on December 9, 2004, all of our debt would be paid or extinguished and we would have $1.5 million of unrestricted cash on hand. In addition, during the fourth quarter of 2004 Akesis Delaware optionees exercised stock options for Akesis Delaware common stock with a cumulative exercise price of $134,354.

As of March 31, 2005, we have no long-term financial commitments. However, in order to finance additional feasibility trials to further validate our products, we will need to raise a significant amount of capital. We will also need to raise additional capital to finance our future operating cash needs. We may seek to raise capital through the sale of equity or debt securities or the development of other funding mechanisms.

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

If we are successful in raising additional capital, the first clinical feasibility study that we intend to initiate is the one related to our metformin combination product. If we realize sufficient proceeds from future sources of capital, then we also plan to conduct clinical studies related to our sulfonyurea combination product and thalidazione combination product.

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

Critical Accounting Policies

Management believes the following to be critical accounting policies, the application of which could have a material impact on our financial statements.

Revenue Recognition: To date, we do not have any significant ongoing revenue sources.

Stock-based compensation: We have adopted SFAS No. 123R, Accounting for Share-Based Compensation, effective in 2004. Stock-based compensation for the three months ended March 31, 2005 was $470,000.

Effect of New Accounting Standards

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 125, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an acceptable alternative. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB No. 107”), which provides guidance from the SEC staff regarding the implementation of SFAS No. 123R. SAB 107 provides guidance on a number of issues, including those related to share-based payment transactions with nonemployees, valuation methods, the classification of compensation expense and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to the adoption of SFAS No. 123R. The Company elected to early adopt SFAS No. 123R as of December 9, 2004, and its implementation of SFAS No. 123R is consistent with the guidance in SAB No. 107. Stock-based compensation for the three months ended March 31, 2005 was $470,000.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, which is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect SFAS No. 153 to affect the Company’s financial condition or results of operations.

In September 2004, the EITF (Emerging Issues Task Force) reached consensus on EITF Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, which provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in diluted earnings per share. The guidance is effective for all periods ending after December 15, 2004. The Company’s adoption of EITF 04-8 did not have an impact on the Company’s loss per share calculation for 2004 and is not expected to have an impact in the future.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect FIN 47 to affect the Company’s financial condition or results of operations.

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

We have experienced significant operating losses in each period since our inception. As of March 31, 2005, we have incurred total losses of $3.6 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in conducting the initial open-label clinical trials, stock-based compensation for our executive officers and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with clinical trials (see the Liquidity and Capital Resources section of this report immediately preceding this section) as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require future capital and are uncertain of the availability or terms of additional funding, and if additional capital is not available or not available on acceptable terms, we may have to reduce the size of our operations.

As of March 31, 2005, we have no long-term financial commitments. However, we are actively seeking to raise a minimum of $3.2 million through a private placement of our common stock and warrants to acquire our common stock in order to finance additional feasibility clinical trials to further validate our products, which we anticipate will only last into the first half of 2006. If we do raise the maximum amount of $6.4 million we are seeking in the private placement, we intend to use the additional cash to conduct more extensive clinical trials of our proposed products. (See the Liquidity and Capital Resources section of this report immediately preceding this section.) We would expect the proceeds from the maximum amount of $6.4 million to last into the second half of 2006. However, there can be no assurance that we will be able to raise the minimum amount of additional financing we are seeking, or any additional financing. If we are unable to raise any additional financing, our current cash resources should enable us to continue operations based on our current level of commitments through the first half of 2006.

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

Following the acquisition by us of Akesis Delaware, present management discovered in early 2005 that we had not filed any federal and state income tax returns for its previous fiscal years. As a result, we may be subject to de minimis monetary penalties from applicable federal and state tax authorities. However, based on a review of the Form 10-K’s we filed via EDGAR with the Securities and Exchange Commission in prior years, we generated substantial losses in each of the years indicated in those Form 10-K’s. Accordingly, we do not believe that our failure to file tax returns represents a material liability for unpaid federal and state income taxes. Our present management is in the process of completing those tax returns for as many of our prior years as practical and we may incur additional expenses in the preparation and filing of those returns.

Akesis Delaware, the company that we acquired in December 2004, is current on all of its required federal and state income tax filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in short-term investments that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Because we have minimal debt, our exposure to market risks associated with changes in interest rates arise from increases or decreases in interest income earned on our investment portfolio. We attempt to ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investments. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2005.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended March 31, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

See Exhibit Index attached.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKESIS PHARMACEUTICALS, INC.

By:	/s/ John T. Hendrick
John T. Hendrick
Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer)

Date: May 11, 2005

Akesis Pharmaceuticals, Inc. and Subsidiaries

Exhibit Index

Exhibit Number	Description

2.1*	Agreement and Plan of Merger and Reorganization dated September 27, 2004 by and among the Registrant, Ann Arbor Acquisition Corporation, and Liberty Mint, Ltd.

3.1**	Articles of Incorporation, as amended, of the Registrant

3.2**	Bylaws of the Registrant

10.1**	Employment Offer Letter dated December 13, 2004 for Edward B. Wilson, President and CEO of the Registrant

10.2**	Employment Offer Letter dated December 13, 2004 for John T. Hendrick, CFO of the Registrant

10.3**	Stand-Alone Stock Option Agreement dated January 24, 2005 for Edward B. Wilson, President and CEO of the Registrant

10.4**	Stand-Alone Stock Option Agreement dated January 24, 2005 for John T. Hendrick, CFO of the Registrant

10.5**	2005 Stock Plan of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on September 28, 2004.

**	Incorporated by reference to the Registrant’s Form 10-K as filed with the SEC on March 24, 2005.