Form 10-Q
period 2005-06-30
AKESIS PHARMACEUTICALS, INC.
filed 2005-08-15
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 8, 2005
Common Stock, $0.001 par value per share	14,992,552 shares

AKESIS PHARMACEUTICALS, INC.

Form 10-Q

		Page
PART 1. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations (Unaudited) For the Three Months and Six Months Ended June 30, 2005 and 2004, and For the Cumulative Period From April 27, 1998 (date of inception of Akesis Pharmaceuticals Subsidiary, Inc., a Delaware corporation) to June 30, 2005	2
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2005 and 2004, and For the Cumulative Period from April 27, 1998 (date of inception of Akesis Pharmaceuticals Subsidiary, Inc.) to June 30, 2005	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signature		27

Exhibit Index		28

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$488,308	$1,234,250
Prepaid insurance and other current assets	52,058	116,000

Total current assets	540,366	1,350,250
Property and equipment, net	19,125	—

Total assets	$559,491	$1,350,250

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$106,265	$82,436

Total current liabilities	106,265	82,436

Total liabilities	106,265	82,436

Commitments and contingencies (Note 4)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of June 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized: 14,992,552 shares issued and outstanding at June 30, 2005 and December 31, 2004	14,993	14,993
Additional paid-in capital	4,938,049	3,998,049
Deficit accumulated during the development stage	(4,499,816)	(2,745,228)

Total stockholders’ equity	453,226	1,267,814

Total liabilities and stockholders’ equity	$559,491	$1,350,250

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited) For the Three Months and Six Months Ended June 30, 2005 and 2004, and For the Cumulative Period From April 27, 1998 (date of inception of Akesis Pharmaceuticals Subsidiary, Inc., a Delaware corporation) to June 30, 2005

	Three months ended June 30,		Six months ended June 30,		Cumulative Period from April 27, 1998 Through June 30, 2005
	2005	2004	2005	2004
Revenue	$—	$—	$—	$—	$226,884
Cost of goods sold	—	—	—	—	62,314

Gross margin	—	—	—	—	164,570
Operating costs and expenses:
Selling, general and administrative	865,068	310	1,756,849	3,061	4,402,532
Research and development	—	—	—	—	256,944

Total expenses	865,068	310	1,756,849	3,061	4,659,476

Loss from operations	(865,068)	(310)	(1,756,849)	(3,061)	(4,494,906)
Interest income, net	2,980	—	5,461		9,707
Other expense, net	—	—	—	—	(9,817)

Loss before income taxes	(862,088)	(310)	(1,751,388)	(3,061)	(4,495,016)
Provision for income taxes	—	—	3,200	—	4,800

Net loss	$(862,088)	$(310)	$(1,754,588)	$(3,061)	$(4,499,816)

Net loss per common share - basic and diluted	$(0.06)	$(0.00)	$(0.12)	$(0.00)	$(0.76)

Weighted-average common shares outstanding - basic and diluted	14,992,552	5,377,466	14,992,552	5,377,466	5,946,873

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2005 and 2004, and For the Cumulative Period from April 27, 1998 (date of inception of Akesis Pharmaceuticals Subsidiary, Inc.) to June 30, 2005

	Six months ended June 30		Cumulative Period from April 27, 1998 Through June 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(1,754,588)	$(3,061)	$(4,499,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,867	—	9,365
Stock-based compensation	940,000	—	2,122,236
Changes in assets and liabilities:
Other current assets	63,942	—	(52,058)
Other assets	—	—	(815)
Accounts payable	23,829	(1,064)	106,265

Net cash used in operating activities	(724,950)	(4,125)	(2,314,823)
Cash flows from investing activities:
Purchase of property and equipment	(20,992)	—	(27,676)

Net cash used in investing activities	(20,992)	—	(27,676)

Cash flows from financing activities:
Proceeds from stock issuances	—	—	2,830,807
Proceeds from shareholder loan	—	4,125	—

Net cash provided by financing activities	—	4,125	2,830,807

Net increase (decrease) in cash and cash equivalents	(745,942)	—	488,308
Cash and cash equivalents at beginning of period	1,234,250	—	—

Cash and cash equivalents at end of period	$488,308	$—	$488,308

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Akesis Pharmaceuticals, Inc., a Nevada corporation, (“we” or “us” or the “Company”) has prepared the unaudited condensed consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2005 and December 31, 2004, and the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004, have been made. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results for the fiscal year ending December 31, 2005 or any future periods.

2. The Company and Recapitalization

The Company was initially incorporated under the name Liberty Mint, Ltd. in Nevada on May 26, 1999 as a wholly owned subsidiary of Liberty Mint, Ltd., a Colorado corporation (“Liberty Colorado”). Liberty Colorado was originally incorporated in the state of Colorado on March 15, 1990 as St. Joseph Corp. VI. In July 1993, the name of Liberty Colorado was changed to Petrosavers International, Inc.; in September 1996 the name was changed to Hana Acquisitions Inc.; and on June 9, 1997, the name was changed to Liberty Mint, Ltd. In June of 1997, Liberty Colorado acquired a 90% majority interest in Liberty Mint, Inc., (“LMI”), a Utah corporation. Before the acquisition of LMI, Liberty Colorado had not engaged in any material operations. In 1998 Liberty Colorado formed a wholly owned subsidiary, Liberty Mint Marketing, Inc., a Utah corporation, which became SCCS, Inc. (“SCCS”) in 2001. In 1999 Liberty Colorado formed another wholly owned subsidiary, The Great Western Mint, Inc. (“GWM”), a Utah corporation. On September 23, 1999, Liberty Colorado sold its 90% interest in LMI. On October 8, 1999, the Company merged with Liberty Colorado, effecting a change of domicile of Liberty Colorado to the state of Nevada and pursuant to which the Company was the surviving corporation. On December 31, 2001, Liberty sold SCCS and GWM. Effective January 11, 2005, Liberty changed its name to Akesis Pharmaceuticals, Inc. and the trading symbol was changed to AKES.OB.

Effective December 9, 2004, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 27, 2004, (the “Merger Agreement”), among the Company, Akesis Pharmaceuticals Subsidiary, Inc., a Delaware Corporation (formerly Akesis Pharmaceuticals, Inc., “Akesis Delaware”) and Ann Arbor Acquisition Corporation, a wholly-owned subsidiary of the Company (“MergerSub”), MergerSub merged with and into Akesis Delaware, with Akesis Delaware as the surviving corporation and wholly-owned subsidiary of the Company. Immediately prior to the closing of the merger, all of Akesis Delaware’s preferred shares were converted into Akesis Delaware common shares. In connection with the merger, the stockholders of Akesis Delaware received 3.292327 shares of the Company’s common stock for each share of Akesis Delaware common stock that they held (on an as-converted basis). All references in the consolidated financial statements, and notes thereto, to number of shares and per share amounts reflect the exchange ratio.

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

Akesis Delaware is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Developing Stage Enterprises (“SFAS No. 7”) and since inception has devoted substantially all of its efforts to developing its products, raising capital and recruiting personnel.

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

Income taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock-based compensation

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R is required to be effective beginning in fiscal year 2006. However, the Company has decided to adopt SFAS No. 123R effective with the acquisition of Akesis Delaware by the Company. The adoption of the SFAS No. 123R fair value method resulted in a non-cash stock-based compensation charge of $470,000 and $940,000 on the Company’s reported results of operations for the three months and six months ended June 30, 2005, respectively. The fair value is amortized over the vesting period of the option using the multiple option methodology in accordance with the provisions of SFAS No. 123R.

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

Effect of new accounting standards

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 125, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an acceptable alternative. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB No. 107”), which provides guidance from the SEC staff regarding the implementation of SFAS No. 123R. SAB 107 provides guidance on a number of issues, including those related to share-based payment transactions with nonemployees, valuation methods, the classification of compensation expense and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to the adoption of SFAS No. 123R. The Company elected to early adopt SFAS No. 123R as of December 9, 2004, and its implementation of SFAS No. 123R is consistent with the guidance in SAB No. 107. Stock-based compensation for the three months and six months ended June 30, 2005 was $470,000 and $940,000, respectively.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29, which is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect SFAS No. 153 to affect the Company’s financial condition or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS No.154 to affect the Company’s financial condition or results of operations.

4. Commitments, Contingencies and Related Party Transactions

The Company leases, in aggregate, approximately 1,100 square feet of office space located in San Diego, California, and Carefree, Arizona pursuant to two leases, each on a month-to-month basis. The Arizona lease is sublet from the Company’s CEO at his cost, and the San Diego office space is sublet from Avalon Ventures. One of the Company’s directors, Kevin Kinsella, is a general partner of Avalon, and the Board of Directors has determined that the rent charged to the Company for both leases is fair and reasonable. The Company recorded rent expense during the three months and six months ended June 30, 2005 and 2004 of $6,741, $12,391, zero and zero, respectively.

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

2005 Stock Plan

The Board of Directors of the Company authorized and reserved 1,500,000 shares of the Company’s common stock pursuant to a 2005 Stock Plan in January 2005 for option grants to the Company’s employees, directors and consultants. The Company’s shareholders ratified and approved such stock plan on June 30, 2005. As of June 30, 2005, no options under the 2005 Stock Plan have been issued.

6. Income Taxes

At December 31, 2004, Akesis Delaware had no federal income tax expense or benefit but did have federal tax net operating loss carryforwards (“NOL”) of approximately $2.2 million. The federal NOL will begin to expire in 2018, unless previously utilized. Pursuant to Internal Revenue Code Section 382 and 383, use of Akesis Delaware’s NOL may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred.

The Company incurred statutory minimum state tax expense of zero and $3,200 for the three months and six months ended June 30, 2005, respectively. Akesis Delaware was not subject to statutory minimum state tax expense for the three months and six months ended June 30, 2004.

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

Introduction

The Company was initially incorporated under the name Liberty Mint, Ltd. in Nevada on May 26, 1999 as a wholly owned subsidiary of Liberty Mint, Ltd., a Colorado corporation (“Liberty Colorado”). Liberty Colorado was originally incorporated in the state of Colorado on March 15, 1990 as St. Joseph Corp. VI. In July 1993, the name of Liberty Colorado was changed to Petrosavers International, Inc.; in September 1996 the name was changed to Hana Acquisitions Inc.; and on June 9, 1997, the name was changed to Liberty Mint, Ltd. In June of 1997, Liberty Colorado acquired a 90% majority interest in Liberty Mint, Inc., (“LMI”) a Utah corporation. Before the acquisition of LMI, Liberty Colorado had not engaged in any material operations. In 1998 Liberty Colorado formed a wholly owned subsidiary, Liberty Mint Marketing, Inc., a Utah corporation, which became SCCS, Inc. (“SCCS”) in 2001. In 1999 Liberty Colorado formed another wholly owned subsidiary, The Great Western Mint, Inc., (“GWM”) a Utah corporation. On September 23, 1999, Liberty Colorado sold its 90% interest in LMI. On October 8, 1999, the Company merged with Liberty Colorado, effecting a change of domicile of Liberty Colorado to the state of Nevada and pursuant to which the Company was the surviving corporation. On December 31, 2001, Liberty sold SCCS and GWM. Effective January 11, 2005, Liberty changed its name to Akesis Pharmaceuticals, Inc. and the trading symbol was changed to AKES.OB.

Effective December 9, 2004, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 27, 2004, (the “Merger Agreement”), among the Company, Akesis Pharmaceuticals Subsidiary, Inc., a Delaware Corporation (formerly Akesis Pharmaceuticals, Inc., “Akesis Delaware”) and Ann Arbor Acquisition Corporation, a wholly-owned subsidiary of the Company (“MergerSub”), MergerSub merged with and into Akesis Delaware, with Akesis Delaware as the surviving corporation and wholly-owned subsidiary of the Company. Immediately prior to the closing of the merger, all of Akesis Delaware’s preferred shares were converted into Akesis Delaware common shares. In connection with the merger, the stockholders of Akesis Delaware received 3.292327 shares of the Company’s common stock for each share of Akesis Delaware common stock that they held (on an as-converted basis). All references in the consolidated financial statements, and notes thereto, to number of shares and per share amounts reflect the exchange ratio.

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

If our products fail to achieve statistically significant results in the clinical trials, or we do not complete the clinical trials on a timely basis, our operations, financial position and liquidity could be severely impaired, including as follows:

•	it could make it more difficult for us to consummate partnering opportunities in the pharmaceutical industry, or at all; and

•	our reputation among investors might be harmed, which could make it more difficult for us to obtain equity capital on attractive terms, or at all.

Because of the many risks and uncertainties relating to the completion of clinical trials, consummation of partnering opportunities in the pharmaceutical industry, receipt of marketing approvals and acceptance in the marketplace, we cannot predict the period in which material cash inflows from our products will commence, if ever.

Results of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Total operating expenses increased to $865,068 for the three months ended June 30, 2005, from $310 for the same time period in 2004. Prior to the completion of the acquisition of Akesis Delaware in December 2004, we had no employees and incurred minimal operating expenses. Total operating expenses for the three months ended June 30, 2005 included a non-cash stock-based compensation charge of $470,000, which was determined in accordance with the provisions of SFAS No. 123R. The stock-based compensation charge recognized the expense for options to acquire our common stock that vested during the three months ended June 30, 2005. The remaining operating expenses consisted primarily of legal and accounting fees, payroll and consultant-related expenses, insurance, travel and fees paid to outside directors.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Total operating expenses increased to $1,756,849 for the six months ended June 30, 2005, from $3,061 for the same time period in 2004. Prior to the completion of the acquisition of Akesis Delaware in December 2004, we had no employees and incurred minimal operating expenses. Total operating expenses for the six months ended June 30, 2005 included a non-cash stock-based compensation charge of $940,000, which was determined in accordance with the provisions of SFAS No. 123R. The stock-based compensation charge recognized the expense for options to acquire our common stock that vested during the six months ended June 30, 2005. The remaining operating expenses consisted primarily of legal and accounting fees, payroll and consultant-related expenses, insurance, travel and fees paid to outside directors.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, stockholder loans and limited revenues from the sale of our over-the-counter products. We invest excess cash in investment securities that will be used to fund future operating costs. Cash, cash equivalents and investment securities totaled $488,308 at June 30, 2005, compared to $1,234,250 at December 31, 2004. We primarily fund current operations with our existing cash and investments. Cash used in operating activities for the six months ended June 30, 2005 totaled $724,950. We had no revenues or other income sources for the six months ended June 30, 2005 to cover operating expenses, and we do not expect any revenues in the foreseeable future.

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

As of June 30, 2005, we have no long-term financial obligations. However, we are actively seeking to raise additional funds through one or more private placements of our securities to finance our operations, and, in particular, planned feasibility clinical trials to further validate our drug candidates. We believe we will require a minimum of $3 million of additional funds to maintain our operations and undertake these trials. If we are not successful in raising at least $3 million we will significantly curtail our clinical development activities, delaying the clinical development and potential regulatory approval of our drug candidates, and our business will be materially and adversely impacted. If we are unable to raise additional funds, we may run out of cash resources in the fourth quarter of 2005.

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

Stock-based compensation: We have adopted SFAS No. 123R, Accounting for Share-Based Compensation, effective in 2004. Stock-based compensation for the three months and six months ended June 30, 2005 was $470,000 and $940,000, respectively.

Effect of New Accounting Standards

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 125, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an acceptable alternative. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB No. 107”), which provides guidance from the SEC staff regarding the implementation of SFAS No. 123R. SAB 107 provides guidance on a number of issues, including those related to share-based payment transactions with nonemployees, valuation methods, the classification of compensation expense and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to the adoption of SFAS No. 123R. The Company elected to early adopt SFAS No. 123R as of December 9, 2004, and its implementation of SFAS No. 123R is consistent with the guidance in SAB No. 107. Stock-based compensation for the three months and six months ended March 31, 2005 was $470,000 and $940,000, respectively.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, applying to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS No.154 to affect the Company’s financial condition or results of operations.

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

We have experienced significant operating losses in each period since our inception. As of June 30, 2005, we have incurred total losses of approximately $4.5 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in conducting the initial open-label clinical trials, stock-based compensation for our executive officers and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with clinical trials (see the Liquidity and Capital Resources section of this report immediately preceding this section) as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require future capital and are uncertain of the availability or terms of additional funding, and if additional capital is not available or not available on acceptable terms, we may have to reduce the size of our operations.

As of June 30, 2005, we have no long-term financial obligations. However, we are actively seeking to raise additional funds through one or more private placements of our securities to finance our operations, and, in particular, planned feasibility clinical trials to further validate our drug candidates. We believe we will require a minimum of $3 million of additional funds to maintain our operations and undertake these trials. If we are not successful in raising at least $3 million we will significantly curtail our clinical development activities, delaying the clinical development and potential regulatory approval of our drug candidates, and our business will be materially and adversely impacted. If we are unable to raise additional funds, we may run out of cash resources in the fourth quarter of 2005.

We will require substantial additional capital to finance future growth and fund ongoing operations through the remainder of 2005 and beyond. In particular, we may issue additional shares and warrants to raise additional financing in 2005 and we have little control over the timing of any resales of such shares. As a result, the market price of our common stock may fall if a large portion of those shares is sold in the public market. We may raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot be certain that the funding will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our business will be negatively affected, which could cause the price of our common stock to decline.

We are currently assessing various prospective product formulations. We will require additional capital to fund the development and commercialization of our specific formulations. Our future capital requirements will depend on many factors, including:

•	progress with our preclinical studies and toxicity studies;

•	the time and costs involved in obtaining regulatory approvals for the marketing of any of our specific formulations;

•	the costs of manufacturing any of our specific formulations;

•	our ability, and the ability of any partner, to effectively market, sell and distribute product, subject to obtaining regulatory approval;

•	our ability to establish one or more marketing, distribution or other commercialization arrangements;

•	the cost of any potential licenses or acquisitions; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents or defending ourselves against competing technological and market developments.

You should be aware that:

•	we may not be able to obtain additional financial resources in the necessary time frame or on terms favorable to us, if at all;

•	any available additional financing may not be adequate; and

•	we may be required to use a portion of future financing to repay indebtedness to future creditors.

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

If any of our existing or future manufacturers cease to manufacture or are otherwise unable to deliver any of the components of our specific formulations in either bulk or dosage form, or other product components, we may need to engage additional manufacturers. The cost and time to contract or otherwise arrange for alternative manufacturing or to establish manufacturing facilities would be substantial. As a result, using a new manufacturer could disrupt our ability to supply our products and/or reduce our profit margins. Any delay or disruption in the manufacturing of bulk product, the dosage form of our products or other product components, including pens for delivery of our products, could harm our ability to generate product sales, harm our reputation and require us to raise additional funds.

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

Because we have minimal debt, our exposure to market risks associated with changes in interest rates arise from increases or decreases in interest income earned on our investment portfolio. We attempt to ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investments. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2005.

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

During the six months ended June 30, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on June 30, 2005 at the offices of Wilson Sonsini Goodrich & Rosati, Professional Corporation located at 12235 El Camino Real, Ste. 200, San Diego, California 92130 at 10:00 a.m. Of the 14,992,552 shares of Akesis Pharmaceuticals’ common stock entitled to vote at the meeting, 8,041,015 shares, representing 53.6% of the votes eligible to be cast, were represented at the meeting in person or by proxy, constituting a quorum. The voting results are presented below.

Proposal I – Ratification of Appointment of Swenson Advisors, LLP as Independent Auditor to the Company for the Fiscal Year Ending December 31, 2005

The shareholders approved the ratification of Swenson Advisors, LLP as independent auditor to the Company for the fiscal year ending December 31, 2005. There were 8,040,985 votes cast for the proposal, 30 against the proposal, no abstentions and no broker non-votes.

Proposal II – Election of Directors

The stockholders re-elected four directors to serve until our Annual Meeting of Stockholders held in 2006. The votes regarding the election of directors were as follows:

Name	Votes for Director	Votes Withheld
Kevin J. Kinsella	8,040,987	30
Kevin R. Sayer	8,040,987	30
John F. Steel	8,040,987	30
Edward B. Wilson	8,040,985	30

At each annual meeting of the Company’s shareholders, directors are elected for a term of one year or until their successors are duly elected and qualified.

Proposal III – Ratification and Approval of the Company’s Reincorporation from the State of Nevada into the State of Delaware

The shareholders approved the Company’s reincorporation from the State of Nevada into the State of Delaware. There were 7,501,404 votes cast for the proposal, 38 against the proposal, 39 abstentions and no broker non-votes.

Proposal IV – Ratification and Approval of the Form of Indemnification Agreement to be Entered into between the Company and each of its Directors, Officers and Certain Agents

The shareholders approved the form of Indemnification Agreement to be entered into between the Company and each of its directors, officers and certain agents. There were 8,040,813 votes cast for the proposal, 102 against the proposal, 100 abstentions and no broker non-votes.

Proposal V –Approval and Adoption of the Company’s 2005 Stock Plan Pursuant to which 1,500,000 Shares of the Company’s Common Stock are Reserved for Issuance

The shareholders approved the adoption of the Company’s 2005 Stock Plan pursuant to which 1,500,000 shares of the Company’s Common Stock are reserved for issuance. There were 7,501,234 votes cast for the proposal, 147 against the proposal, 100 abstentions and no broker non-votes.

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

Date: August 10, 2005

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