Form 10-Q
period 2005-09-30
AKESIS PHARMACEUTICALS, INC.
filed 2005-11-14
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2005
Common Stock, $0.001 par value per share	14,992,552 shares

AKESIS PHARMACEUTICALS, INC.

Form 10-Q

		Page
PART 1. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations (Unaudited) For the Three Months and Nine Months Ended September 30, 2005 and 2004, and For the Cumulative Period From April 27, 1998 (date of inception of Akesis Pharmaceuticals Subsidiary, Inc., a Delaware corporation) to September 30, 2005	2
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2005 and 2004, and For the Cumulative Period from April 27, 1998 (date of inception of Akesis Pharmaceuticals Subsidiary, Inc.) to September 30, 2005	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		28

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signature		29

Exhibit Index		30

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$168,284	$1,234,250
Prepaid insurance and other current assets	29,301	116,000

Total current assets	197,585	1,350,250
Property and equipment, net	18,555	—

Total assets	$216,140	$1,350,250

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,639	$82,436

Total current liabilities	70,639	82,436

Total liabilities	70,639	82,436

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of September 30, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized: 14,992,552 shares issued and outstanding at September 30, 2005 and December 31, 2004	14,993	14,993
Additional paid-in capital	5,408,049	3,998,049
Deficit accumulated during the development stage	(5,277,541)	(2,745,228)

Total stockholders’ equity	145,501	1,267,814

Total liabilities and stockholders’ equity	$216,140	$1,350,250

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited) For the Three Months and Nine Months Ended September 30, 2005 and 2004, and For the Cumulative Period From April 27, 1998 (date of inception of Akesis Pharmaceuticals Subsidiary, Inc., a Delaware corporation) to September 30, 2005

	Three months ended September 30,		Nine months ended September 30,		Cumulative Period from April 27, 1998 Through September 30, 2005
	2005	2004	2005	2004
Revenue	$—	$—	$—	$—	$226,884
Cost of goods sold	—	—	—	—	62,314

Gross margin	—	—	—	—	164,570
Operating costs and expenses:
Selling, general and administrative	779,439	368,902	2,536,287	371,962	5,181,971
Research and development	—	—	—	—	256,944

Total expenses	779,439	368,902	2,536,287	371,962	5,438,915

Loss from operations	(779,439)	(368,902)	(2,536,287)	(371,962)	(5,274,345)
Interest income/(expense), net	1,714	(6,247)	7,174	(6,248)	11,421
Other expense, net	—	—	—	—	(9,817)

Loss before income taxes	(777,725)	(375,149)	(2,529,113)	(378,210)	(5,272,741)
Provision for income taxes	—	—	3,200	—	4,800

Net loss	$(777,725)	$(375,149)	$(2,532,313)	$(378,210)	$(5,277,541)

Net loss per common share - basic and diluted	$(0.05)	$(0.07)	$(0.17)	$(0.07)	$(0.84)

Weighted-average common shares outstanding - basic and diluted	14,992,552	5,629,938	14,992,552	5,462,548	6,253,619

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2005 and 2004, and For the Cumulative Period from April 27, 1998 (date of inception of Akesis Pharmaceuticals Subsidiary, Inc.) to September 30, 2005

	Nine months ended September 30		Cumulative Period from April 27, 1998 Through September 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(2,532,313)	$(378,210)	$(5,277,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,028	—	10,527
Stock-based compensation	1,410,000	10,500	2,592,236
Changes in assets and liabilities:
Prepaid insurance and other current assets	86,699	—	(29,301)
Other assets	—	—	(815)
Accounts payable	(11,797)	165,117	70,639

Net cash used in operating activities	(1,044,383)	(202,593)	(2,634,255)
Cash flows from investing activities:
Purchase of property and equipment	(21,583)	—	(28,268)

Net cash used in investing activities	(21,583)	—	(28,268)

Cash flows from financing activities:
Proceeds from stock issuances	—	295,615	2,830,807
Net (decrease) in shareholder loans	—	(92,930)	—

Net cash provided by financing activities	—	202,685	2,830,807

Net increase (decrease) in cash and cash equivalents	(1,065,966)	92	168,284
Cash and cash equivalents at beginning of period	1,234,250	—	—

Cash and cash equivalents at end of period	$168,284	$92	$168,284

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Akesis Pharmaceuticals, Inc., a Nevada corporation, (“we” or “us” or “our” or the “Company”) has prepared the condensed consolidated financial statements herein in accordance with the requirements for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended December 31, 2004. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our consolidated financial position as of September 30, 2005 and December 31, 2004, and the results of our operations for the three-month and nine-month periods ended September 30, 2005 and 2004. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2005 or any future periods.

2. Going Concern

We have prepared the unaudited, condensed consolidated financial statements in this quarterly report in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We have suffered recurring losses from operations and have a significant accumulated deficit that raises substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses and negative cash flows from operations since inception and we have an accumulated deficit of $5.3 million at September 30, 2005. These losses are attributable to a lack of significant revenue since inception. We do not anticipate any meaningful revenue in future periods until such time that we are able to obtain approval to sell our proposed pharmaceutical products in the U.S. from the Food and Drug Administration (FDA). Additionally, our continued lack of adequate funding and working capital has prevented us from complying with the FDA’s requirements to obtain approval to sell our proposed products. Finally, if we are able to obtain FDA approval to sell our proposed products, there can be no assurance that we will be successful in selling significant quantities of those proposed products at a price that will enable us to achieve profitability.

Your attention is directed to the discussion under the caption “Risk Factors” set forth below as well as the financial statements and disclosures set forth in the documents incorporated by reference. Our management continues to undertake steps as part of a plan to attempt to continue to improve our liquidity with the goal of sustaining our operations. These steps include seeking (a) to obtain additional financing; and/or (b) to enter into a strategic partnership to finance the development of our proposed products; and (c) to control overhead costs and operating expenses.

Our cash balance as of November 10, 2005 is approximately $87,000 and we have accrued expenses and accounts payable as of that date of approximately $35,000. Beginning November 1, 2005, our monthly payroll and payroll related expenses are approximately $16,500, and our monthly rent expense is approximately $2,400. Our other major expenditures relate to the cost of liability insurance and professional fees to our attorneys and our independent registered public accountants.

Based on these circumstances, our cash reserves may be exhausted in a matter of months, if not earlier. As a result, we may have to cease operations unless we are able to obtain a near-term cash infusion. In that regard, we are actively pursuing potential sources of financing for the Company, but there can be no assurance we can successfully complete a financing before we exhaust our cash resources. Accordingly, our ability to continue as a going concern is uncertain and dependent upon obtaining additional capital and/or entering into a strategic partner relationship. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business.

3. The Company and Recapitalization

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

Although the Company acquired Akesis Delaware as a result of the transaction, Akesis Delaware stockholders held approximately 70% of the outstanding shares of Common Stock of the Company following the transaction. Accordingly, for accounting purposes, the acquisition was a “reverse acquisition” and Akesis Delaware was the “accounting acquiror.” Further, since the Company discontinued its legacy business in 2001, the Company was a non-operating public shell with no continuing operations, and no intangible assets associated with the Company were purchased by Akesis Delaware. Accordingly, the transaction was accounted for as a recapitalization of Akesis Delaware and recorded based on the fair value of the Company’s net tangible assets acquired by Akesis Delaware. No goodwill or other intangible assets were recorded.

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

4. Summary of Significant Accounting Policies

Principles of consolidation

The acquisition of Akesis Delaware by the Company has been accounted for as a reorganization as described in Note 3. Since Akesis Delaware is the surviving entity, the accompanying consolidated financial statements reflect its historical results of operations prior to the acquisition. The accounts of the Company and Akesis Delaware have been consolidated as of December 9, 2004, the effective date of the acquisition.

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

Stock-based compensation

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R is required to be effective beginning in fiscal year 2006. However, the Company has decided to adopt SFAS No. 123R effective with the acquisition of Akesis Delaware by the Company. The adoption of the SFAS No. 123R fair value method resulted in a non-cash stock-based compensation charge of $470,000 and $1,410,000 on the Company’s reported results of operations for the three months and nine months ended September 30, 2005, respectively. The fair value is amortized over the vesting period of the option using the multiple option methodology in accordance with the provisions of SFAS No. 123R.

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

Effect of new accounting standards

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 125, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an acceptable alternative. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB No. 107”), which provides guidance from the SEC staff regarding the implementation of SFAS No. 123R. SAB 107 provides guidance on a number of issues, including those related to share-based payment transactions with nonemployees, valuation methods, the classification of compensation expense and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to the adoption of SFAS No. 123R. The Company elected to early adopt SFAS No. 123R as of December 9, 2004, and its implementation of SFAS No. 123R is consistent with the guidance in SAB No. 107. Stock-based compensation for the three months and nine months ended September 30, 2005 was $470,000 and $1,410,000, respectively.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, an Amendment of APB Opinion No. 29, which is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect SFAS No. 153 to affect the Company’s financial condition or results of operations.

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

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect FIN 47 to affect the Company’s financial condition or results of operations.

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

5. Commitments, Contingencies and Related Party Transactions

The Company leases, in aggregate, approximately 1,100 square feet of office space located in La Jolla, California, and Carefree, Arizona pursuant to two leases, each on a month-to-month basis. The Arizona lease is sublet from the Company’s CEO at his cost, and the La Jolla office space is sublet from Avalon Ventures. One of the Company’s directors, Kevin Kinsella, is a general partner of Avalon, and the Board of Directors has determined that the rent charged to the Company for both leases is fair and reasonable. The Company recorded rent expense during the three months and nine months ended September 30, 2005 and 2004 of $6,200, $18,591, zero and zero, respectively.

6. Stock-based Compensation

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

2005 Stock Plan

The Board of Directors of the Company authorized and reserved 1,500,000 shares of the Company’s common stock pursuant to a 2005 Stock Plan in January 2005 for option grants to the Company’s employees, directors and consultants. The Company’s shareholders ratified and approved such stock plan on June 30, 2005. As of September 30, 2005, no options under the 2005 Stock Plan have been granted.

7. Income Taxes

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

The Company incurred statutory minimum state tax expense of zero and $3,200 for the three months and nine months ended September 30, 2005, respectively. Akesis Delaware was not subject to statutory minimum state tax expense for the three months and nine months ended September 30, 2004.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby and we disclaim any duty or obligation to update. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

•	our ability to continue as a going concern;

•	expectations of our operating cash flow;

•	our ability to obtain near-term and long-term financing;

•	our capital requirements and resources;

•	our strategy;

•	development of new products;

•	intent to develop and sell products and services to companies in the pharmaceutical industry;

•	technological change and uncertainty of new and emerging technologies;

•	potential competitors or products;

•	future employment of our key employees;

•	development of strategic relationships;

•	statements about potential future dividends;

•	statements about protection of our intellectual property; and

•	possible changes in legislation.

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

Present Situation – Liquidity Issues

We have significant liquidity and capital resource issues relative to our recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern. We have experienced losses and operating cash flow deficits since inception, and we expect that operating cash flow deficits will continue without improvement in our operating results for the foreseeable future.

As described elsewhere, without a near-term cash infusion, we will exhaust our cash reserves within months, if not weeks and as a result, we may have to cease operations.

As of November 10, 2005, we have a cash balance of approximately $87,000 and we have accrued expenses and accounts payable as of that date of approximately $35,000. Beginning November 1, 2005, our monthly payroll and payroll related expenses are approximately $16,500, and our monthly rent expense is approximately $2,400. Our other major expenditures relate to the cost of liability insurance and professional fees to our attorneys and our independent registered public accountants. Additional development work on our proposed pharmaceutical products will depend on the future availability of cash.

Our future working capital requirements and our ability to continue operations are based on various factors and assumptions, which are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in our being unable to continue the development of our proposed pharmaceutical products. Any such adverse developments may also result in the incurrence of unforeseen expenses or our being unable to control expected expenses and overhead. Furthermore, without a near-term cash infusion, we will exhaust our cash reserves within the next few months, if not weeks. If we incur unforeseen expenses or fail to control our expected expenses and overhead, we will likely be unable to continue operations in the absence of obtaining additional sources of cash. We have held, and continue to hold, ongoing discussions with potential equity investors and strategic partners.

If the Company receives a near-term minimum cash infusion of $500,000, management anticipates that our cash balances will be sufficient to meet our anticipated minimum operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which we could continue operations could be materially shorter. To continue our operations under such a minimum financing scenario, we will need to reduce our expenditures relative to our recent history, and secure an additional financing. In addition, such a minimal cash infusion would not be sufficient to enable us to continue the development of our proposed pharmaceutical products. While we are working to obtain a near-term cash infusion, we cannot assure you that our efforts in that regard will be successful. In addition to such near-term financing for our minimum operating requirements, we continue to seek financing in order to continue the development of our proposed products.

Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions that are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in us incurring unforeseen expenses, being unable to continue the development of our proposed pharmaceutical products, or being unable to control expected expenses and overhead, and we would likely be unable to continue operations. Even if we succeed in our attempt to secure additional funds, we cannot assure you that we will be able to obtain FDA approval for our proposed pharmaceutical products, or achieve meaningful sales of such products if they are approved by the FDA.

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

Although the Company acquired Akesis Delaware as a result of the transaction, Akesis Delaware stockholders held approximately 70% of the outstanding shares of Common Stock of the Company following the transaction. Accordingly, for accounting purposes, the acquisition was a “reverse acquisition” and Akesis Delaware was the “accounting acquiror.” Further, since the Company discontinued its legacy business in 2001, the Company was a non-operating public shell with no continuing operations, and no intangible assets associated with the Company were purchased by Akesis Delaware. Accordingly, the transaction was accounted for as a recapitalization of Akesis Delaware and recorded based on the fair value of the Company’s net tangible assets acquired by Akesis Delaware. No goodwill or other intangible assets were recorded.

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

Results of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Total operating expenses increased to $779,439 for the three months ended September 30, 2005, from $368,902 for the same time period in 2004. Prior to the completion of the acquisition of Akesis Delaware in December 2004, we had no employees and incurred minimal operating expenses. However, for the three months ended September 30, 2004, we did incur legal and accounting fees of approximately $164,000, consulting fees of $176,500 and travel expenses of approximately $26,000, all of which were primarily related to the acquisition of Akesis Delaware that closed on December 9, 2004. Total operating expenses for the three months ended September 30, 2005 included a non-cash stock-based compensation charge of $470,000, which was determined in accordance with the provisions of SFAS No. 123R. The stock-based compensation charge recognized the expense for options to acquire our common stock that vested during the three months ended September 30, 2005. The remaining operating expenses consisted primarily of legal and accounting fees, payroll and consultant-related expenses, insurance, travel and fees paid to outside directors.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Total operating expenses increased to $2,536,287 for the nine months ended September 30, 2005, from $371,962 for the same time period in 2004. Prior to the completion of the acquisition of Akesis Delaware in December 2004, we had no employees and incurred minimal operating expenses. However, for the nine months ended September 30, 2004, we did incur legal and accounting fees of approximately $164,000, consulting fees of $176,500 and travel expenses of approximately $26,000, all of which were primarily related to the acquisition of Akesis Delaware that closed on December 9, 2004. Total operating expenses for the nine months ended September 30, 2005 included a non-cash stock-based compensation charge of $1,410,000, which was determined in accordance with the provisions of SFAS No. 123R. The stock-based compensation charge recognized the expense for options to acquire our common stock that vested during the nine months ended September 30, 2005. The remaining operating expenses consisted primarily of legal and accounting fees, payroll and consultant-related expenses, insurance, travel and fees paid to outside directors.

Liquidity and Capital Resources

As of November 10, 2005, we have a cash balance of approximately $87,000 to fund continuing operations. Our accrued expenses and accounts payable as of that date are approximately $35,000. Beginning

November 1, 2005, our monthly payroll and payroll related expenses are approximately $16,500, and our monthly rent expense is approximately $2,400. Our other major expenditures relate to the cost of liability insurance and professional fees to our attorneys and our independent registered public accountants. Based on these circumstances, our cash reserves may be exhausted in a matter of months, if not earlier. As a result, we may have to cease operations unless we are able to obtain a near-term cash infusion. In that regard, we are actively pursuing potential sources of financing for the Company, but there can be no assurance we can successfully complete a financing before we exhaust our cash resources. Accordingly, our ability to continue as a going concern and proceed with the development work on our proposed pharmaceutical products is uncertain and dependent upon obtaining additional capital and/or entering into a strategic partner relationship.

If the Company receives a near-term minimum cash infusion of $500,000, management anticipates that our cash balances will be sufficient to meet our anticipated minimum operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which we could continue operations could be materially shorter. To continue our operations under such a minimum financing scenario, we will need to reduce our expenditures relative to our recent history, and secure an additional equity infusion. In addition, such a minimal cash infusion would not be sufficient to enable us to continue the development of our proposed pharmaceutical products. While we are working to obtain a near-term cash infusion, we cannot assure you that our efforts in that regard will be successful. In addition to such near-term financing for our minimum operating requirements, we continue to seek financing in order to continue the development of our proposed products. The risks and uncertainties regarding management’s expectations are also described under the heading “Risk Factors”.

We have financed our operations primarily through the sale of equity securities, stockholder loans and limited revenues from the sale of our over-the-counter products. We invest excess cash in investment securities that will be used to fund future operating costs. Cash, cash equivalents and investment securities totaled $168,284 at September 30, 2005, compared to $1,234,250 at December 31, 2004. We primarily fund current operations with our existing cash and investments. Cash used in operating activities for the nine months ended September 30, 2005 totaled $1,044,383. We had no revenues or other income sources for the nine months ended September 30, 2005 to cover operating expenses, and we do not expect any revenues in the foreseeable future.

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

As of September 30, 2005, we have no long-term financial commitments. However, in order to finance additional feasibility trials to further validate our products, we will need to raise a significant amount of capital. We will also need to raise additional capital to finance our future operating cash needs. We may seek to raise capital through the sale of equity or debt securities or the development of other funding mechanisms. In addition, we may seek to form a strategic partnership for the development and commercialization of our products.

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

Stock-based compensation: We have adopted SFAS No. 123R, Accounting for Share-Based Compensation, effective in 2004. Stock-based compensation for the three months and nine months ended September 30, 2005 was $470,000 and $1,410,000, respectively.

Effect of New Accounting Standards

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB Opinion No. 125, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an acceptable alternative. In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB No. 107”), which provides guidance from the SEC staff regarding the implementation of SFAS No. 123R. SAB 107 provides guidance on a number of issues, including those related to share-based payment transactions with nonemployees, valuation methods, the classification of compensation expense and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to the adoption of SFAS

No. 123R. The Company elected to early adopt SFAS No. 123R as of December 9, 2004, and its implementation of SFAS No. 123R is consistent with the guidance in SAB No. 107. Stock-based compensation for the three months and nine months ended September 30, 2005 was $470,000 and $1,410,000, respectively.

In December 2004 the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, an Amendment of APB Opinion No. 29, which is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect SFAS No. 153 to affect the Company’s financial condition or results of operations.

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

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect FIN 47 to affect the Company’s financial condition or results of operations.

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

We require immediate additional financing and are uncertain of the availability or terms of additional funding, and if additional financing is not available or not available on acceptable terms, we will have to cease operations within months, if not earlier.

As of November 10, 2005, we have no long-term financial obligations. However, our cash balance as of November 10, 2005 is approximately $87,000 and we have accrued expenses and accounts payable as of that date of approximately $35,000. Beginning November 1, 2005, our monthly payroll and payroll related expenses are approximately $16,500, and our monthly rent expense is approximately $2,400. Our other major expenditures relate to the cost of liability insurance and professional fees to our attorneys and our independent registered public accountants. We are actively seeking to raise additional funds through one or more private placements of our securities and/or a strategic partnership to finance our operations, and, in particular, planned feasibility clinical trials to further validate our drug candidates. We believe we will require a minimum of $500,000 to fund our general corporate overhead for the next several months. Based on these circumstances, our cash reserves may be exhausted in a matter of months, if not earlier. As a result, we may have to cease operations unless we are able to obtain a near-term cash infusion.

If we are successful in raising such $500,000, we should be able to remain in business, but we will have to significantly curtail our clinical development activities, delaying the clinical development and potential regulatory approval of our drug candidates, and our business will be materially and adversely impacted. However, in addition to the minimum interim financing requirements, we believe we will require a minimum of $3.2 million of additional funds to maintain our operations and undertake our planned feasibility clinical trials.

Accordingly, we will require substantial additional capital to finance future growth and fund ongoing operations through the remainder of 2005 and beyond. In particular, we may issue additional shares and warrants to raise additional financing in 2005 and we have little control over the timing of any resales of such shares. As a result, the market price of our common stock may fall if a large portion of those shares is sold in the public market. We may raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot be certain that the funding will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our business will be negatively affected, which could cause the price of our common stock to decline.

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

We have experienced significant operating losses in each period since our inception. As of September 30, 2005, we have incurred total losses of approximately $5.3 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in conducting the initial open-label clinical trials, stock-based compensation for our executive officers and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with clinical trials (see the Liquidity and Capital Resources section of this report immediately preceding this section) as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We currently have only three employees. If we are unable to hire additional employees, our likelihood of success could decrease significantly.

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

Because we have minimal debt, our exposure to market risks associated with changes in interest rates arise from increases or decreases in interest income earned on our investment portfolio. We attempt to ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investments. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2005.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the nine months ended September 30, 2005, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 11, 2005

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