Form 10-K
period 2005-12-31
AKESIS PHARMACEUTICALS, INC.
filed 2006-03-28
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-27409

AKESIS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1409219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 Prospect Street Suite 320 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

(858) 454-4311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($0.001 Par Value)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act of 1933.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934.    Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer  ☐                 Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $50.1 million. For purposes of this calculation, all executive officers and directors of the registrant and all beneficial owners of more than ten percent or more of the registrant’s common stock were considered affiliates.

As of March 1, 2006, the registrant had outstanding 15,272,552 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

AKESIS PHARMACEUTICAL, INC.

FORM 10-K

Year Ended December 31, 2005

-i-

PART I

This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby and we disclaim any duty or obligation to update. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

•	Our capital requirements and resources;
•	Our strategy;
•	Development of new products;
•	Our intent to develop and sell products and services to companies in the pharmaceutical industry;
•	Technological change and uncertainty of new and emerging technologies;
•	Potential competitors or products;
•	Future employment of our key employees;
•	Future capital requirements;
•	Development of strategic relationships;
•	Statements about potential future dividends;
•	Statements about protection of our intellectual property; and
•	Possible changes in legislation.

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

We have undertaken an initial clinical trial of one of our specific product formulations, which demonstrated a consistent improvement in glycated hemoglobin levels (A1c), compared to base line, after three months of treatment in a diabetic population. These formulations are covered by our issued patents as set forth below. This was a small (81 individual) open-label study. Open-label studies are generally considered to be less reliable than double blind placebo controlled studies, and are not accepted by the FDA. The observed reduction in A1c, (which is an established long-term measure of blood glucose), in this open-label study was in excess of 2% for all treatment groups. This reduction contemplates an average improvement in excess of 20% in blood glucose parameters in this patient population. This included patients taking the initial product candidate as monotherapy, as well as with concomitant medications. We believe that this trial may suggest that Akesis’ formulations show the potential for enhancing currently available oral antidiabetic therapeutic agents. We intend to conduct follow-on feasibility clinical trials with one or more of our formulations with a goal of confirming and extending the results of our initial clinical study. We believe that the successful completion of these feasibility trials could lead to partnering opportunities in the pharmaceutical industry. We are not currently in discussions with the FDA regarding the specific requirements for approval and we have not commenced any FDA-approved clinical trials.

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

In 1993, a landmark study in patients with Type 1 diabetes, called the Diabetes Control and Complications Trial, showed that improved glucose control – as measured by any reduction in an individual’s A1c level – reduced the incidence of long-term complications. In 1998, a similar landmark study in patients with Type 2 diabetes, the United Kingdom Prospective Diabetes Study, reported similar conclusions for Type 2 diabetes. Unfortunately, both of these studies showed that available therapies cannot mitigate the progressive nature of diabetes and long-term complications are to be expected.

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

The product candidates under consideration are being developed in response to the increasing number of cases of diabetes and attempt to improve health and wellness without requiring substantial lifestyle changes. They do so by delivering a core micronutrient offering that appears to be important for maintaining good diabetic control.

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

The initial patented product formulation which had been tested by us is presented below:

Ingredient	Amount	Daily Value
Biotin	300 µg	100%
Calcium (from calcium carbonate/phosphate)	150 mg	15%
Chromium (from polynicotinate complex)	333 µg	278%
Copper (from copper chelate)	2 mg	100%
Folic Acid	400 µg	100%
Iodine (from sea kelp)	150 µg	100%
Magnesium (from citrate/fumarate/malate/glutarate/succinate complex)	46 mg	12%
Manganese (from manganese sulfate)	11 mg	550%
Molybdenum (from citrate/fumarate/malate/glutarate/succinate complex)	75 µg	100%
Niacinamide	20.1 mg	101%

Ingredient	Amount	Daily Value
Pantothenic Acid (as calcium pantothenate)	10 mg	100%
Phosphorous (from calcium phosphate)	115 mg	12%
Riboflavin	3.6 mg	212%
Selenium (from citrate/fumarate/malate/glutarate/succinate complex)	60 µg	86%
Standardized Willow/Willow Bark Complex (aspirin source)	160 mg	N/A
Thiamine (mononitrate)	3 mg	200%
Vandyl Sulfate (hydrate)	100 mg	N/A
Vitamin A	5000 IU	100%
Vitamin B-6 (as pyridoxine•HCl)	23.1 mg	1155%
Vitamin B-12	48 µg	800%
Vitamin C (ascorbic acid)	60 mg	100%
Vitamin D-3	400 IU	100%
Vitamin E (natural)	400 IU	1333%
Zinc	15 mg	100%

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

The nutritional biochemistry and mechanism of action of chromium in the body is still poorly understood. No enzymes have been formally identified that require chromium for activity, and no chromium dependent co-factors have been biochemically characterized. Chromium has been shown to activate the tyrosine kinase activity of insulin activated insulin receptors and to activate a membrane phosphotyrosine phosphatase in adipocyte membranes. The physiological actions of chromium on insulin sensitivity and diabetes may also be mediated through the interaction of chromium on the transport, storage and intracellular uptake of iron. Chromium supplementation competes with iron for transport through transferrin and acts to reduce iron storage in the body. Excess iron accumulation has been linked to diabetes and insulin insensitivity in some studies, suggesting that the beneficial effects of chromium supplementation may be related to the short term reduction of iron accumulation, particularly in the elderly.

Chromium is considered safe up to doses of 1000 µg (1 mg) per day. However, the use of chromium picolinate has been associated with toxicity, especially at high doses in vitro, possibly through the release of the picolinate ligand, which can independently act as an oxidant.

In March 2003 the Expert Group on Vitamins and Minerals of the U.K. Joint Food Standards and Safety Group requested that the health supplement industry should voluntarily withdraw products containing chromium picolinate while also consulting on a ban on the use and sale of chromium picolinate in the U.K. Currently the U.S. Food and Drug Administration, working with the U.S. National Academy of Sciences, is studying the potential regulation of chromium picolinate.

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

Vanadium has been proposed to act through at least three mechanisms: 1) a direct insulin-mimetic action, 2) an enhancement of insulin sensitivity, and 3), a prolongation of insulin biological response. The insulin mimetic action appears to be mediated by direct binding of vanadium, or vanadium complexes with low molecular serum proteins to the insulin receptor. The synergistic enhancement of insulin sensitivity and prolongation of insulin response appear to be mediated via an inhibitory action of vanadate on phosphoprotein tyrosine phosphatases (PTPs) which would otherwise act to switch off the intracellular effects of insulin within the cell.

Vanadium salts such as vanadyl sufate appear to be poorly absorbed through the gastrointestinal tract, with less than 5% of the absorbed dose being taken up. The use of enteric coated vanadyl sufate capsules has been shown to approximately double the uptake of vanadate sulfate. Absorbed vanadate has been shown to bind to transferrin and ferritin in plasma and other body fluids. Absorbed vanadium is mainly excreted in the urine in both high and low molecular weight complexes. Long term administration of vanadium results in the accumulation of vanadium in bone.

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

Target Markets

The initial product candidate is targeted at individuals with the three principal forms of carbohydrate intolerance – Type 2 diabetes, Syndrome X, and impaired glucose tolerance (“IGT”). Collectively, these conditions are found in one of every five or six individuals, and they are regarded by some analysts as significant growth engines for the human-health industry. All three of these market segments have clear needs and have articulated demands for product offerings that deliver benefits such as those that may be available through the product candidates.

Type 2 diabetes is endemic in modern industrialized countries and, by many estimates, represents >95% of the diabetic population. There are an estimated 15 million or more individuals with Type 2 diabetes in the US and upward of 150 million individuals worldwide. General agreement exists that this population will more than triple during the next 25 years. Annual sales of oral anti-diabetic agents currently are on the order of $10 billion in the US.

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

We used WIL Laboratories, a contract toxicology organization, to perform a preliminary animal safety study with the product. The results from a good laboratory practices (GLP) 14-day rat toxicology study (n = 70 rats) showed a clean profile when it was administered at levels up to 20X those intended for humans, a regimen recommended by the professional staff at WIL as providing an appropriate margin of safety. Specifically, the results from this study indicated that the product candidate was taken up by study animals and that no adverse observations were noted in a comprehensive examination of tissues, organs, and fluids. Furthermore, all histopathological examinations were completely normal.

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

Open-label studies are generally considered to be less reliable than double blind placebo-controlled trials, and are not accepted by the FDA.

Participants for this study came from hospitals and physician practices in La Jolla, CA; Pittsburgh, PA; Las Vegas, NV; and Chicago, IL. Summary participant information is presented below:

Number of Participants	81

Study Duration (Weeks)	12

Average Age (Range)	61 (26 – 81)

Gender (M/F)	41/40

Average Disease Duration (Range)	7 (0 – 24)

Type 2/Type 1 Diabetes	81/0

Taking concomitant medications	88%

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

In summary, based on this preliminary clinical data, the Company believes that consumption of the product candidate may be an effective approach to improving the health of individuals with various manifestations of carbohydrate intolerance. However, there can be no assurance that the results of more extensive human studies will be consistent with those obtained thus far.

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

Our core technology is covered by four issued U.S. patents, and we have one additional patent application pending. Each of these patents consist of method and composition claims. A summary of our intellectual property is as follows:

Patent No.	Title	Application Date	Approval Date	Summary	Target Market
US 5,962,030	Dietary Supplement and method of treatment for diabetic control	11/05/97	5/10/99	Claims dietary supplements for improving glucose metabolism comprising chromium, magnesium, and vanadium and at least one other ingredient	Over the Counter Supplement market
US 6,203,819	Dietary Supplement and method of treatment for diabetic control	3/19/99	3/20/2001	Claims dietary supplements for improving glucose metabolism comprising chromium, vanadium and aspirin	Over the Counter Supplement market

Patent No.	Title	Application Date	Approval Date	Summary	Target Market
US 6,376,549	Metformin-containing compositions for the treatment of diabetes	10/17/1998	4/23/2002	Claims compositions for the treatment of diabetes comprising metformin, magnesium, chromium and vanadium	Prescription diabetes market, particularly combination therapy approaches
US 6,852,760	Compositions and methods for treatment of glucose metabolism disorders	10/17/99	2/8/05	Claims compositions for the treatment of diabetes comprising a sulfonylurea class of drug, chromium and vanadium	Prescription diabetes market, particularly combination therapy approaches

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

In some cases, the FDA may condition approval of a NDA for a drug candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase IV clinical trials.

New Drug Application. The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of a NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of a NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Once issued, the FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

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

Dietary Supplements. The FDA regulates dietary supplements under the Dietary Supplement Health and Education Act of 1994, or DSHEA. DSHEA describes a dietary supplement as a product (other than tobacco) that is:

•	intended to supplement the diet that bears or contains one or more of the following dietary ingredients: a vitamin, a mineral, an herb or other botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total daily intake, or a concentrate, metabolite, constituent, extract, or combinations of these ingredients;

•	intended for ingestion in pill, capsule, tablet, or liquid form;

•	not represented for use as a conventional food or as the sole item of a meal or diet; and

•	labeled as a “dietary supplement.”

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

Dietary supplement manufacturers are not allowed to make claims that the product is intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease. Claims that suggest such an intended use subject the dietary supplement to regulation as a drug. Such a product becomes illegal if it fails to comply with all drug requirements, including the requirements for FDA approval of a NDA prior to marketing. Failure to comply with the requirements of DSHEA can subject a manufacturer to possible legal and regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil and criminal penalties.

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

Employees

As of March 15, 2006, we had 2 employees. All of these employees are in general and administrative positions. All of our management employees and members of our Board of Directors have prior experience with pharmaceutical and biotechnology companies. None of our employees are covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Item 1A. Risk Factors

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

We have experienced significant operating losses in each period since our inception. As of December 31, 2005, we have incurred total losses of $5.9 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in conducting the initial open-label clinical trials, stock-based compensation for our executive officers and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with clinical trials (see the Liquidity and Capital Resources section of this report below) as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require future capital and are uncertain of the availability or terms of additional funding, and if additional capital is not available or not available on acceptable terms, we may have to reduce the size of our operations.

As of December 31, 2005, we have no long-term financial commitments. Currently, we are actively seeking to raise $150,000 through a private placement of our common stock. Pending internal review of our regulatory strategy, we may seek to proceed with additional feasibility clinical trials of our proposed products, which will require extensive additional funding. See the Liquidity and Capital Resources section of this report below. There can be no assurance that we will be able to raise additional financing. If we are unable to raise any additional financing, our current cash resources should enable us to continue operations based on our current level of commitments into the first half of 2007.

We may require substantial additional capital to finance future growth and fund ongoing operations through the remainder of 2006 and beyond. In particular, we may issue a substantial number of additional shares and warrants to raise additional financing in the first half of 2006 and we have little control over the timing of any resales of such shares. As a result, the market price of our common stock may fall if a large portion of those shares is sold in the public market. We may raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot be certain that the funding will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our business will be negatively affected, which could cause the price of our common stock to decline.

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

We currently have only two employees. If we are unable to hire additional employees, our likelihood of success could decrease significantly.

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

Item 2. Properties

We lease in aggregate approximately 1,100 square feet of office space located in La Jolla, California, and Carefree, Arizona pursuant to two leases each on a month-to-month basis. The Arizona lease is sublet from our CEO at his cost, and the La Jolla office space is sublet from Avalon Ventures. One of our directors, Kevin Kinsella, is a general partner of Avalon, and the Board of Directors has determined that the rent charged to us for both leases is fair and reasonable. We believe that our facilities are adequate to meet our operating needs for the foreseeable future.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the O-T-C Bulletin Board Market under the symbol “AKES.OB.” The following table presents quarterly information on the price range of high and low sales prices for our common stock for the periods indicated since January 1, 2004. These sales prices reflect the 20 for 1 reverse stock split on May 3, 2004 prior to our acquisition of Akesis Delaware. (See Item 7.)

	High	Low
2005
First Quarter	$8.75	$4.75
Second Quarter	9.48	5.35
Third Quarter	9.60	5.40
Fourth Quarter	7.50	1.65

2004
First Quarter	$3.00	$2.00
Second Quarter	12.00	3.00
Third Quarter	4.25	1.75
Fourth Quarter	6.25	4.00

As of March 1, 2006, there were approximately 406 stockholders of record of our common stock with approximately 15,272,552 shares outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future. We did not repurchase any securities of the Company in the fourth quarter of 2005.

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	400,000	$1.94	1,100,000
Equity compensation arrangements not approved by stockholders	1,062,499	$1.50
Warrants issued	0	$0	0

Total	1,462,499	$1.62	1,100,000

Item 6. Selected Financial Data

The following table shows selected financial data. The selected financial data has been derived from our audited consolidated financial statements for fiscal years 2002 through 2005 and unaudited financial information for 2001 and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere in this report:

	Years Ended December 31,
	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Revenues	$—	$—	$4,785	$26,621	$19,512
Operating expenses	$3,110,246	$1,517,691	$28,480	$152,283	$83,009
Loss from operations	$(3,110,246)	$(1,517,691)	$(25,397)	$(130,726)	$(70,070)
Net loss	$(3,105,826)	$(1,525,539)	$(31,291)	$(132,687)	$(69,004)
Net loss per common share—basic and diluted	$(0.21)	$(0.24)	$(0.01)	$(0.02)	$(0.01)
Weighted average common shares outstanding—basic and diluted	14,993,031	6,341,604	5,377,466	5,377,466	5,377,466
Consolidated Balance Sheet Data:
Cash and cash equivalents	$388,551	$1,234,250	$—	$1,747	$28,889
Working capital	$320,278	$1,267,814	$(29,621)	$(20,814)	$32,957
Total assets	$415,107	$1,350,250	$—	$5,697	$41,293
Stockholder loan	$—	$—	$92,930	$70,716	$—
Shareholders’ equity	$337,670	$1,267,814	$(122,551)	$(91,530)	$32,957

	Quarters Ended (Unaudited)
Quarterly Statement of Operations Data For 2005:	March 31,	June 30,	September 30,	December 31,
Total revenues	$—	$—	$—	$—
Net loss	$(892,500)	$(862,088)	$(777,725)	$(573,513)
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.05)	$(0.04)
Basic and diluted weighted average number of shares of common stock	14,992,552	14,992,552	14,992,552	14,994,454

	Quarters Ended (Unaudited)
Quarterly Statement of Operations Data For 2004:	March 31,	June 30,	September 30,	December 31,
Total revenues	$—	$—	$—	$—
Net loss	$(2,751)	$(310)	$(375,149)	$(1,147,329)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.07)	$(0.13)
Basic and diluted weighted average number of shares of common stock	5,377,466	5,377,466	5,629,938	8,704,276

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our audited financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Introduction

Liberty Mint, Ltd. (“Liberty” or “we” or “us”), a Nevada corporation, was initially incorporated in Nevada on May 26, 1999 as a wholly owned subsidiary of Liberty Mint, Ltd., a Colorado corporation. Liberty Mint, Ltd., a Colorado corporation, was originally incorporated in the state of Colorado on March 15, 1990 as St. Joseph Corp. VI. In July 1993, the name was changed to Petrosavers International, Inc., in September 1996 the name was changed to Hana Acquisitions Inc. and on June 9, 1997, the name was changed to Liberty Mint, Ltd. In June of 1997, Liberty acquired a 90% majority interest in Liberty Mint, Inc. (“LMI”), a Utah corporation. Before the acquisition of LMI, Liberty had not engaged in any material operations. Then in 1998 Liberty formed a wholly owned subsidiary, Liberty Mint Marketing, Inc., a Utah corporation, which became SCCS, Inc. (“SCCS”) in 2001. In 1999 Liberty formed another wholly owned subsidiary, The Great Western Mint, Inc., (“GWM”) a Utah corporation. On October 8, 1999, Liberty filed articles of merger with the states of Colorado and Nevada, effecting a change of domicile from Colorado to the state of Nevada. On September 23, 1999, Liberty sold its 90% interest in LMI. On December 31, 2001, Liberty sold SCCS and GWM.

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

The following discussion of results of operations, liquidity and capital resources contains forward-looking statements that involve risks and uncertainties. As described in Part I, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed below and in the section entitled “Risk Factors” of this report.

Major Research and Development Projects

We are an early stage biopharmaceutical company engaged in the discovery, development and commercialization of complementary and alternative therapies for the treatment of three principal forms of carbohydrate intolerance – Type 2 diabetes, Syndrome X, and impaired glucose tolerance, and their associated complications. We have been granted patents and filed patent applications for a number of proprietary formulations and combination therapies, including formulations with existing diabetes medications, for use in the treatment of Type 2 diabetes. We intend to use our proprietary formulations to develop prescription treatments for diabetes and related metabolic disorders. These products are in an early stage of development and no regulatory filings to commercialize our products have yet been made with the United States Food and Drug Administration or any similar state or foreign authorities. We have completed an initial clinical study of a specific formulation and demonstrated a consistent improvement in glycated hemoglobin levels (A1c), compared to base line, after three months of treatment in a diabetic population. The observed reduction in A1c, (which is an established long-term measure of blood glucose), in this open-label study was in excess of 2% for all treatment groups. This reduction contemplates an average improvement in excess of 20% in blood glucose parameters in this patient population. This included patients taking the initial product candidate as monotherapy, as well as with concomitant medications. We believe that these clinical studies may suggest that Akesis’ formulations show the potential for enhancing currently available oral antidiabetic therapeutic agents. We intend to conduct follow-on feasibility clinical trials with one or more of our formulations with a goal of confirming and extending the results of our initial clinical studies. We believe that the successful completion of these feasibility trials could lead to partnering opportunities in the pharmaceutical industry. We are not currently in discussions with the FDA regarding the specific requirements for approval of our products.

The risks and uncertainties associated with completing the development of our products on schedule, or at all, include the following, as well as the other risk factors described in this report:

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

Results of Operations for the Years Ended December 31, 2005 and 2004

Year Ended December 31, 2005 Compared with December 31, 2004

Total operating expenses increased to $3.1 million for the year ended December 31, 2005, from $1.5 million for the same time period in 2004. Total operating expenses for the year ended December 31, 2005 included a non-cash stock-based compensation charge of approximately $1.8 million compared to $1.1 million for the year ended December 31, 2004. The stock-based compensation charge for the years ended December 31, 2005 and 2004 was determined in accordance with the provisions of SFAS No. 123(R), and recognized the expense for options to acquire our common stock that was issued to Edward B. Wilson, our CEO, and John T. Hendrick, our CFO in December 2004 and to Kelly Joy, our former VP of Business Development, and Kevin Sayer, a member of our Board of Directors in December 2005. Additionally, we incurred approximately $448,000 in payroll related expenses during 2005 compared to approximately $32,000 during 2004 since we did not have any employees during 2004 prior to the completion of the acquisition in December 2004. During the fourth quarter of 2005, in order to conserve cash, we terminated one employee and reduced the salaries of the remaining three employees to an amount approximating the minimum wage in the state of California. During the first quarter of 2006 we terminated another employee and as of March 15, 2006, we have two remaining employees whose combined gross salary is $2,400 per month. We also incurred approximately $456,000 in legal, audit and outside accounting fees, as well as printing and other charges, primarily related to being a publicly traded company during 2005 compared to $159,000 during 2004. Finally, our liability insurance premiums and outside director fees totaled approximately $198,000 during 2005 and we incurred no costs for those items during 2004. Effective October 1, 2005, we no longer pay fees to our outside directors.

Year Ended December 31, 2004 Compared with December 31, 2003

Total operating expenses increased to $1.5 million for the year ended December 31, 2004, from $28,480 for the same time period in 2003. Total operating expenses for the year ended December 31, 2004 included a non-cash stock-based compensation charge of approximately $1.1 million, which was determined in accordance with the provisions of SFAS No. 123(R). The stock-based compensation charge recognized the expense for options to acquire our common stock that was issued to Edward B. Wilson, our CEO, and John T. Hendrick, our CFO. Both individuals joined us in December 2004 immediately after the acquisition of Akesis Delaware by us. Additionally, we incurred approximately $159,000 in legal and accounting fees during 2004 that were primarily related to the cost of our initial audit, patent legal fees and corporate governance and related disclosure matters. We also compensated two of our directors, Kevin J. Kinsella and John F. Steel IV, and an outside consultant a total of $166,000 for their efforts on our behalf. The compensation was a non-cash charge for the issuance of a total of 1,366,316 shares of our common stock to those individuals for the services rendered by them. Finally, after completion of the acquisition in December 2004, we incurred approximately $74,000 in operating expenses for payroll, insurance and other operating expenses.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, stockholder loans and limited revenues from the sale of our over-the-counter products. We invest excess cash in investment securities that will be used to fund future operating costs. Cash, cash equivalents and investment securities totaled $388,551 at December 31, 2005, compared to $1,234,250 at December 31, 2004. We primarily fund current operations with our existing cash and investments. Cash used in operating activities for 2005 totaled $1,164,190. We had no revenues or other income sources in 2005 to cover operating expenses, and we do not expect any revenues in the foreseeable future. Cash, cash equivalents and investment securities totaled approximately $400,000 at February 28, 2006, and we have no long-term financial commitments. In addition, our salaries and other operating expenses have been significantly reduced from the levels we incurred during the first nine months of 2005. It is our intention to maintain the low level of operating expenses until such time as the Company raises additional capital and/or forms a strategic partnership with a corporate partner for the development and commercialization of our products. Therefore, our current cash resources should enable us to continue operations based on our current level of commitments into the first half of 2007.

On December 30, 2005, we entered into a Common Stock and Warrant Purchase Agreement with certain accredited investors and consummated the initial closing thereunder where we sold 175,000 shares of our common stock at a purchase price of $2.00 per share. In addition, we issued warrants to the investors to purchase up to 87,500 shares of our common stock in connection with the financing. The warrants are exercisable for shares of our common stock for three years from the date of the initial closing at an exercise price per share of $3.00. Our net proceeds from the financing after cash expenses related to the financing were $340,075. All the shares and warrants issued in connection with the financing were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

During the first quarter of 2006, we sold an additional 105,000 shares of our common stock at a purchase price of $2.00 per share to certain accredited investors in connection with the December 30, 2005 Common Stock and Warrant Purchase Agreement described in the preceding paragraph. In addition, we issued to those investors warrants to purchase up to 52,500 shares of our common stock in connection with the financing. The warrants are exercisable for shares of our common stock for three years from the date of the initial closing at an exercise price per share of $3.00. Our net proceeds in connection with these additional sales after cash expenses related to the financing were approximately $201,000. All the shares and warrants issued in connection with the financing were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

In connection with the Common Stock and Warrant Purchase Agreement described in the preceding paragraphs, the Company paid its placement agents (a) a cash fee equal to one percent (1%) of all funds invested by investors introduced by such finders (excluding amounts paid by investors upon exercise of warrants), and (b) warrants to purchase up to 30,800 shares of common stock.

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

If we are successful in raising additional capital, the first clinical feasibility study that we intend to initiate with the proceeds from this private placement is related to our metformin combination product. If we realize sufficient proceeds from future sources of capital, then we also plan to conduct clinical studies related to our sulfonyurea combination product and our thalidazione combination product.

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

Stock-based compensation: We have adopted SFAS No. 123(R), Accounting for Share-Based Compensation, effective in 2004. Stock-based compensation for 2005 and 2004 was approximately $1.8 million and $1.1 million, respectively.

Effect of new accounting standards

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect FIN 47 to affect our financial condition or results of operations.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to significantly affect our financial condition or results of operations.

In June 2005, the FASB ratified the consensus reached by the Task Force in EITF 05-6. The Task Force reached a consensus that leasehold improvements that are placed in service significantly after, and not contemplated at or near the beginning of, the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the leasehold improvements are purchased. In addition, leasehold improvements acquired in a business combination should be amortized over the shorter of the useful lives of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 is effective for leasehold improvements (within the scope of this issue) that are purchased or acquired in the reporting period beginning after June 29, 2005. Adoption of EITF 05-6 did not affect our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in short-term investments that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Because we have minimal debt, our exposure to market risks associated with changes in interest rates arise from increases or decreases in interest income earned on our investment portfolio. We attempt to ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investments. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2005.

Item 8. Financial Statements and Supplementary Data

AKESIS PHARMACEUTICALS, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Akesis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Akesis Pharmaceuticals, Inc., a Delaware corporation and a development stage company, as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and the period from April 27, 1998 (date of inception of Akesis Pharmaceuticals, Inc., a Delaware corporation) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 and the period from April 27, 1998 (date of inception of Akesis Pharmaceuticals, Inc., a Delaware corporation) to December 31, 2005, in conformity with United States generally accepted accounting principles.

SWENSON ADVISORS, LLP

Independent Registered Public Accounting Firm

San Diego, California

March 24, 2006

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Consolidated Balance Sheets

As of December 31, 2005 and 2004

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$388,551	$1,234,250
Prepaid insurance and other current assets	9,164	116,000

Total current assets	397,715	1,350,250
Property and equipment, net	17,392	—

Total assets	$415,107	$1,350,250

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,437	$82,436

Total current liabilities	77,437	82,436

Total liabilities	77,437	82,436

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized; and zero shares issued and outstanding as of December 31, 2005 and December 31, 2004	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized;
15,167,552 and 14,992,552 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	15,168	14,993
Additional paid-in capital	6,173,556	3,998,049
Deficit accumulated during the development stage	(5,851,054)	(2,745,228)

Total stockholders’ equity	337,670	1,267,814

Total liabilities and stockholders’ equity	$415,107	$1,350,250

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 2005, 2004, and 2003 and for the Cumulative Period from April 27, 1998 (date of inception of Akesis Pharmaceuticals, Inc., a Delaware corporation) to December 31, 2005

	2005	2004	2003	Cumulative Period from April 27, 1998 through December 31, 2005
Revenue	$—	$—	$4,785	$226,884
Cost of goods sold	—	—	1,702	62,314

Gross margin	—	—	3,083	164,570
Operating costs and expenses:
Selling, general and administrative	3,110,246	1,517,691	28,480	5,755,929
Research and development	—	—	—	256,944

Total expenses	3,110,246	1,517,691	28,480	6,012,873

Loss from operations	(3,110,246)	(1,517,691)	(25,397)	(5,848,303)
Interest income/(expense), net	7,620	(6,248)	(5,894)	11,866
Other expense, net	—	—	—	(9,817)

Loss before income taxes	(3,102,626)	(1,523,939)	(31,291)	(5,846,254)
Provision for income taxes	3,200	1,600	—	4,800

Net loss	$(3,105,826)	$(1,525,539)	$(31,291)	$(5,851,054)

Net loss per common share – basic and diluted	$(0.21)	$(0.24)	$(0.01)	$(0.89)

Weighted-average common shares outstanding – basic and diluted	14,993,031	6,341,604	5,377,466	6,540,306

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2005, 2004, and 2003, and For the Cumulative Period from

April 27, 1998 (date of inception of Akesis Pharmaceuticals, Inc., a Delaware corporation) to December 31, 2005

	Convertible Preferred Stock						Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage
	Series A		Series B		Series C
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 27, 1998	—	$—	—	$—	—	$—	—	$—	$—	$—
Issuance of preferred stock – series A	404,444	404	—	—	—	—	—	—	227,096	—
Issuance of preferred stock – series B	—	—	135,217	135	—	—	—	—	583,476	—
Issuance of common stock	—	—	—	—	—	—	3,777,030	1,147	2,495	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,877	—
Net loss	—	—	—	—	—	—	—	—	—	(353,806)

Balance at December 31, 1998	404,444	404	135,217	135	—	—	3,777,030	1,147	817,944	(353,806)
Issuance of preferred stock – series B	—	—	13,205	13	—	—	—	—	91,665	—
Issuance of common stock	—	—	—	—	—	—	1,600,436	486	7,485	—
Stock-based compensation	—	—	—	—	—	—	—	—	35,743	—
Net loss	—	—	—	—	—	—	—	—	—	(519,722)

Balance at December 31, 1999	404,444	404	148,422	148	—	—	5,377,466	1,633	952,837	(873,528)
Issuance of preferred stock – series B	—	—	17,600	18	—	—	—	—	87,982	—
Stock-based compensation	—	—	—	—	—	—	—	—	37,990	—
Net loss	—	—	—	—	—	—	—	—	—	(113,179)

Balance at December 31, 2000	404,444	404	166,022	166	—	—	5,377,466	1,633	1,078,809	(986,707)
Stock-based compensation	—	—	—	—	—	—	—	—	7,655	—
Net loss	—	—	—	—	—	—	—	—	—	(69,004)

Balance at December 31, 2001	404,444	404	166,022	166	—	—	5,377,466	1,633	1,086,464	(1,055,711)
Stock-based compensation	—	—	—	—	—	—	—	—	8,201	—
Net loss	—	—	—	—	—	—	—	—	—	(132,687)

Balance at December 31, 2002	404,444	404	166,022	166	—	—	5,377,466	1,633	1,094,665	(1,188,398)
Stock-based compensation	—	—	—	—	—	—	—	—	270	—
Net loss	—	—	—	—	—	—	—	—	—	(31,291)

Balance at December 31, 2003	404,444	404	166,022	166	—	—	5,377,466	1,633	1,094,935	(1,219,689)
Issuance of preferred stock – series C	—	—	—	—	288,653	289	—	—	129,326	—
Issuance of common stock	—	—	—	—	—	—	1,366,316	415	165,585	—
Conversion of preferred stock – series A	(404,444)	(404)	—	—	—	—	1,331,562	404	—	—
Conversion of preferred stock – series B	—	—	(166,022)	(166)	—	—	546,599	166	—	—
Conversion of preferred stock – series C	—	—	—	—	(288,653)	(289)	950,340	289	—	—
Exercise of stock options	—	—	—	—	—	—	927,702	282	134,072	—
Merger with Liberty Mint, Ltd.	—	—	—	—	—	—	4,492,567	11,804	1,386,631	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,087,500	—
Net loss	—	—	—	—	—	—	—	—	—	(1,525,539)

Balance at December 31, 2004	—	—	—	—	—	—	14,992,552	14,993	3,998,049	(2,745,228)
Issuance of common stock	—	—	—	—	—	—	175,000	175	339,900
Issuance of warrants for private placement fees	—	—	—	—	—	—			31,607
Stock-based compensation	—	—	—	—	—	—			1,804,000
Net loss	—	—	—	—	—	—				(3,105,826)

Balance at December 31, 2005	—	$—	—	$—	—	$—	15,167,552	$15,168	$6,173,556	$(5,851,054)

See accompanying notes.

36

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004, and 2003, and

For the Cumulative Period from April 27, 1998 (date of inception of Akesis Pharmaceuticals,

Inc., a Delaware corporation) to December 31, 2005

	Year Ended December 31,			Cumulative Period from April 27, 1998 Through December 31,
	2005	2004	2003	2005
Cash flows from operating activities:
Net loss	$(3,105,826)	$(1,525,539)	$(31,291)	$(5,851,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,192	—	—	11,690
Stock-based compensation	1,804,000	1,087,500	270	2,986,236
Warrants issued for private placement fees	31,607	—	—	31,607
Changes in assets and liabilities:
Other current assets	106,836	(116,000)	3,950	(9,164)
Other assets	—	—	—	(815)
Accounts payable	(4,999)	52,815	3,109	77,437

Net cash used in operating activities	(1,164,190)	(501,224)	(23,962)	(2,754,063)

Cash flows from investing activities:
Purchase of property and equipment	(21,584)	—	—	(28,268)

Net cash used in investing activities	(21,584)	—	—	(28,268)

Cash flows from financing activities:
Proceeds from Series A preferred stock issuances	—	—	—	227,500
Proceeds from Series B preferred stock issuances	—	—	—	763,290
Proceeds from Series C preferred stock issuances	—	129,615	—	129,615
Proceeds from common stock issuances	340,075	1,698,789	—	2,050,477
(Payment of)/ proceeds from shareholders’ loans	—	(92,930)	22,215	—

Net cash provided by financing activities	340,075	1,735,474	22,215	3,170,882

Net increase (decrease) in cash and cash equivalents	(845,699)	1,234,250	(1,747)	388,551
Cash and cash equivalents at beginning of period	1,234,250	—	1,747	—

Cash and cash equivalents at end of period	$388,551	$1,234,250	$—	$388,551

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$6,248	$5,894	$14,103
Income Taxes Paid	$3,200	$1,600	$—	$4,800
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of shareholders’ loans to Series C convertible preferred stock	$—	$129,615	$—	$129,615
Conversion of Series A, B and C convertible preferred stock to common stock	$—	$1,120,404	$—	$1,120,404

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

As of December 31, 2005 and 2004, For the Years Ended December 31, 2005, 2004 and 2003, and For the Cumulative Period from April 27, 1998 (date of inception of Akesis Pharmaceuticals, Inc., a Delaware corporation) to December 31, 2005

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

Business risk and concentrations of credit risk

Akesis Delaware’s business is in the healthcare industry and sells products that may not be successful in the marketplace. Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, including money market accounts. Substantially all of our cash and cash equivalents are maintained with one financial institution in the United States. Deposits held with that financial institution exceed the amount of insurance provided on such deposits. Those deposits may be redeemed upon demand and, therefore, bear minimal risk.

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

Stock-based compensation

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) is required to be effective beginning in the first quarter of fiscal 2006. However, the Company decided to adopt SFAS No. 123(R) effective with the acquisition of Akesis Delaware by Liberty on December 9, 2004. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R), which among other things, expanded the coverage of SFAS No. 123(R) to include share-based payments to outside directors. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Compensation costs for all share-based awards to employees and outside directors are measured based on the grant date fair value of those awards and is recognized over the period during which the employee or outside director is required to perform service in exchange for the award (generally over the vesting period of the award). The cost of share-based compensation awards is recognized during the period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and is amortized under the multiple option methodology prescribed by SFAS No. 123(R). As share-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2005 and 2004 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS No. 123(R), will be recognized as an addition to additional paid-in capital. The adoption of the SFAS No. 123(R) fair value method resulted in a non-cash stock-based compensation charge of $1,077,000 on the Company’s reported results of operations for the year ended 2004. The non-cash compensation charge for the year ended December 31, 2005 is $1,804,000.

Prior to the adoption of SFAS No. 123(R), no stock options had been issued by Akesis Delaware to employees. However, stock options were issued prior to the recapitalization to non-employees and were recorded at their fair value in accordance with SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Such stock options to non-employees were periodically re-measured as the stock options vested, and no re-measurement issues having a material impact on the financial statements were identified.

Stock offering costs

Expenses incurred in connection with common stock issuances are recorded as an offset to additional paid-in capital on the condensed consolidated balance sheets. Such expenses consist of third-party related offering expenses.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. We present comprehensive loss in our consolidated statements of shareholders’ equity and comprehensive loss.

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

For the years ended December 31, 2005, 2004, and 2003, the following options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive:

	Years Ended December 31,
	2005	2004	2003
Stock options	1,462,499	1,062,499	878,592
Stock warrants	106,750	—	—

Effect of new accounting standards

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect FIN 47 to affect our financial condition or results of operations.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to significantly affect our financial condition or results of operations.

In June 2005, the FASB ratified the consensus reached by the Task Force in EITF 05-6. The Task Force reached a consensus that leasehold improvements that are placed in service significantly after, and not contemplated at or near the beginning of, the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the leasehold improvements are purchased. In addition, leasehold improvements acquired in a business combination should be amortized over the shorter of the useful lives of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-6 is effective for leasehold improvements (within the scope of this issue) that are purchased or acquired in the reporting period beginning after June 29, 2005. Adoption of EITF 05-6 did not affect our financial condition or results of operations.

3.	Property and Equipment

As of December 31, 2004, Akesis Delaware had no property and equipment, and depreciation expense for the year ended December 31, 2004 was zero. Property and equipment as of December 31, 2005 consist of the following:

	Cost	Accumulated Depreciation	Net
Furniture and fixtures	$14,919	$(2,753)	$12,166
Office equipment	6,665	(1,439)	5,226

Total property and equipment	$21,584	$(4,192)	$17,392

4.	Stockholder Loans

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

5.	Commitments, Contingencies and Related Party Transactions

The Company leases in aggregate approximately 1,100 square feet of office space located in La Jolla, California, and Carefree, Arizona pursuant to two leases each on a month-to-month basis. The Arizona lease is sublet from the Company’s CEO at his cost, and the San Diego office space is sublet from Avalon Ventures. One of the Company’s directors, Kevin Kinsella, is a general partner of Avalon, and the Board of Directors has determined that the rent charged to the Company for both leases is fair and reasonable. The Company recorded rent expense during the years ended December 31, 2005, 2004, 2003, and for the cumulative period from April 27, 1998 (date of inception) to December 31, 2005 of $24,840, $5,500, zero, and $30,340, respectively.

6.	Stock-based Compensation

Stock-based compensation expense for the years ended December 31, 2005, 2004, 2003, and for the cumulative period from April 27, 1998 (date of inception) to December 31, 2005, was $1,804,000, $1,087,500, $270, and $2,986,000, respectively. Since we have a net operating loss carryforward as of December 31, 2005, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. At the present time, we intend to issue new common shares upon the exercise of stock options. None of the share-based awards are classified as a liability as of December 31, 2005.

Immediately following the acquisition of Akesis Delaware by Liberty in December 2004, two executive officers became entitled, through their respective employment offer letters, to nonstatutory stock options with a term of 10 years to acquire a total of 1,062,499 shares of common stock at an exercise price of $1.50 per share. Twenty percent of the shares of common stock subject to the options vested as of the effective date of the officers’ employment immediately following the acquisition of Akesis Delaware by Liberty and one forty-eighth (1/48th) of the remaining shares subject to the options will vest each month following the effective date of the officers’ employment, subject to the officers’ continued employment with the Company on any such date. In addition, in the event of a change of control of the Company, then the officers shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the officers would not otherwise be vested or exercisable.

The Board of Directors of Liberty also authorized and reserved 1,500,000 shares of Liberty common stock pursuant to a 2005 Stock Plan in January 2005 for option grants to Liberty’s employees, directors and consultants. Options were granted pursuant to such 2005 Stock Plan to an officer and an outside director during the year ended December 31, 2005 for each of them to acquire 200,000 shares of our common stock. The stock options are Nonqualified Stock Options with a term of 10 years and an exercise price of $1.94 per share. Twenty-five percent of the shares of common stock subject to the options vest as of the first anniversary of the officer’s and outside director’s service to the Company, and one forty-eighth (1/48th) of the shares subject to the options vest each month following the first anniversary of the officer’s and outside director’s service to the Company, subject to the officer’s and outside director’s continued service to the Company on any such date. In addition, in the event of a change of control of the Company, then the officer and outside director shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the officer and outside director would not otherwise be vested or exercisable. Both the officer and outside director joined the Company in January 2005.

The fair value of each option award is estimated on the date of grant using the Black-Scholes method for option pricing that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of options granted is based on our management’s estimate since our operating history is too brief to have established historical rates for employee termination and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the years ended December 31, 2005 and 2004, respectively, were as follows:

	Years Ended December 31,
	2005	2004
Expected volatility	125%	85%
Annual expected termination rate	25%	5%
Risk-fee interest rate (zero coupon U.S. Treasury Note)	3.7% to 4.0%	1.9% to 3.4%
Expected dividend yield	0%	0%

The fair value of options granted during the years ended December 31, 2005 and 2004 was $428,584 and $4,505,500, respectively, and the fair value is amortized over the vesting period of the option using the multiple option methodology in accordance with the provisions of SFAS No. 123(R). No options were granted during the year ended December 31, 2003.

The following is a summary of the status of the 2004 nonstatutory options and the options under the 2005 Stock Plan for the years ended December 31, 2005 and 2004:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2003	—	—	—	$—
Granted	1,062,499	$1.50
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2004	1,062,499	$1.50	9.92	$4.5
Granted	400,000	$1.94
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2005	1,462,499	$1.62	9.21	$4.9

Exercisable at December 31, 2005	425,000	$1.50	9.21	$1.8

The grant-date fair values of options granted during the years ended December 31, 2005 and 2004 were $1.07 per share and $4.24 per share, respectively.

A summary of the status of our non-vested stock options as of December 31, 2005 and 2004 and changes during the years then ended are presented below.

	Number of shares	Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2003	—	—
Granted	1,062,499	$4.24
Vested	(212,500)	$4.24

Nonvested at December 31, 2004	849,999	$4.24
Granted	400,000	$1.07
Vested	(212,500)	$4.24

Nonvested at December 31, 2005	1,037,499	$3.02

As of December 31, 2005, there was $2.1 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately three years. The total fair values of shares vested during the years ended December 31, 2005 and 2004 were $901,000 and $901,000 respectively.

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

The exercise price of an option was determined by the Company’s administrator with the following exceptions: For an incentive stock option granted to an employee who owned more than 10% percent of the voting power of all classes of stock, the exercise price was no less than 110% of the fair market value per share on the date of grant. The exercise price for employees was no less than 100% of the fair market value on the date of grant. For nonstatutory stock options, the service provider who owned more than 10% percent of the voting power of all classes of stock, the exercise price was no less than 110% of the fair market value per share on the date of grant. The exercise price for other service providers was no less than 85% of the fair market value on the date of grant.

Options vested at a rate of no less than 20% per year over five years from the date of grant, except for options granted to officers, directors, and consultants.

The following are summaries of the status of options under the 1998 Incentive Stock Plan as of certain dates:

	Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2002	878,592	$0.15
Granted	—	—
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2003	878,592	$0.15
Granted	115,233	$0.12
Exercised	(927,714)	$0.14
Cancelled	(66,111)	$0.11

Balance at December 31, 2004	—	$—

7.	Common Stock

On December 30, 2005, the Company entered into a Common Stock and Warrant Purchase Agreement with certain accredited investors and consummated the initial closing thereunder where it sold 175,000 shares of its common stock at a purchase price of $2.00 per share. In addition, the Company issued warrants to the investors to purchase up to 87,500 shares of its common stock in connection with the financing. The warrants are exercisable for shares of the Company’s common stock for three years from the date of the initial closing at an exercise price per share of $3.00. The net proceeds from the financing after cash expenses related to the financing were $340,075. All the shares and warrants issued in connection with the financing were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended. Subsequent closings of this financing were held in 2006 (see Note 9).

In connection with the Common Stock and Warrant Purchase Agreement described in the preceding paragraph, the Company paid its placement agents (a) a cash fee equal to one percent (1%) of all funds invested by investors introduced by such finders (excluding amounts paid by investors upon exercise of warrants), and (b) warrants to purchase up to 19,250 shares of its common stock. The warrants are exercisable for five years from the date of issuance at an exercise price per share of $2.00. The one percent cash commission totaling $3,500 paid to the placement agents was recorded as a reduction of paid in capital. The fair value of the warrants issued to the placement agents in connection with the financing was determined to be $31,607 using a Black-Scholes model, and that amount was recorded as consulting fees. Warrant issuances to the placement agents were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

8.	Income Taxes

At December 31, 2005, Akesis Delaware had no federal income tax expense or benefit but did have federal tax net operating loss carryforwards of approximately $3.5 million. The federal net operating loss carryforwards will begin to expire in 2018, unless previously utilized. Pursuant to Internal Revenue Code Section 382 and 383, use of Akesis Delaware’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred. The Company incurred $3,200 and $1,600 of statutory minimum state expense for the years ended 2005 and 2004, respectively. Prior to 2004 the Company was not subject to statutory minimum state tax expense.

Significant components of Akesis Delaware’s net deferred tax assets at December 31, 2005 and 2004 are shown below. A valuation allowance of $1,279,000 and $835,000 has been established to offset the net deferred tax assets at December 31, 2005 and 2004, respectively, as realization of such assets is uncertain.

	December 31,
	2005	2004
Noncurrent Net Operating Loss Carryforwards	$1,241,000	$787,000
Other noncurrent	25,000	35,000

Total noncurrent	1,266,000	822,000
Other current	13,000	13,000

Total deferred tax assets	1,279,000	835,000
Deferred tax asset valuation allowance	(1,279,000)	(835,000)

Net deferred taxes	$—	$—

9.	Subsequent Events (Unaudited)

Funding Entered Into Subsequent to December 31, 2005

During the first quarter of 2006, the Company had two additional closings under the December 30, 2005 Common Stock and Warrant Purchase Agreement described in Note 7 with certain accredited investors where it sold an additional 105,000 shares of its common stock at a purchase price of $2.00 per share. In addition, the Company issued warrants to the investors to purchase up to 52,500 shares of its common stock in connection with the financing. The warrants are exercisable for shares of the Company’s common stock for three years from the date of the initial closing at an exercise price per share of $3.00. The net proceeds from the financing after cash expenses related to the financing were approximately $201,000. All the shares and warrants issued in connection with the financing were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

In connection with the Common Stock and Warrant Purchase Agreement described in the preceding paragraph, the Company paid its placement agents (a) a cash fee equal to one percent (1%) of all funds invested by investors introduced by such finders (excluding amounts paid by investors upon exercise of warrants), and (b) warrants to purchase up to 11,550 shares of its common stock. The warrants are exercisable for five years from the date of issuance at an exercise price per share of $2.00. The one percent cash commission totalling $2,100 paid to the placement agents was recorded as a reduction of paid in capital. The fair value of the warrants issued to the placement agents in connection with the financing was determined to be $18,965 using a Black-Scholes model, and that amount was recorded as consulting fees. Warrant issuances to the placement agents were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Officers of the Registrant

The information regarding our directors and executive officers is incorporated by reference from “Directors and Executive Officers” in our Proxy Statement for our 2006 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms received and the written representations of our executive officers, directors and greater than ten percent (10%) stockholders, we have determined that due to an administrative oversight Stuart A. Fine was delinquent with respect to one reporting obligation as set forth in Section 16(a) of the Exchange Act.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements (included in Part II of this report):

•	Report of Swenson Advisors, LLP, Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statement of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules:

All consolidated financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:

Exhibit Number		Description
2.1	(1)	Agreement and Plan of Merger and Reorganization dated September 27, 2004 by and among the Registrant, Ann Arbor Acquisition Corporation, and Liberty Mint, Ltd.
3.1	(2)	Articles of Incorporation, as amended, of the Registrant
3.2	(2)	Bylaws of the Registrant
4.1	(3)	Form of Warrant to Purchase Common Stock
4.2	(3)	Form of Warrant to Purchase Common Stock
10.1	(2)	Employment Offer Letter dated December 13, 2004 for Edward B. Wilson, President and CEO of the Registrant
10.2	(2)	Employment Offer Letter dated December 13, 2004 for John T. Hendrick, CFO of the Registrant
10.3	(2)	Stand-Alone Stock Option Agreement dated January 24, 2005 for Edward B. Wilson, President and CEO of the Registrant
10.4	(2)	Stand-Alone Stock Option Agreement dated January 24, 2005 dated for John T. Hendrick, CFO of the Registrant
10.5	(2)	2005 Stock Plan of the Registrant
10.6	(3)	Common Stock and Warrant Purchase Agreement dated December 30, 2005
10.7	(3)	Form of Finder Agreement
14.1	(4)	Code of Ethics of the Registrant
23.1		Consent of Swenson Advisors, LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on September 28, 2004.
(2)	Incorporated by reference to the Registrant’s Form 10-K as filed with the SEC on March 25, 2005.
(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on January 6, 2006.
(4)	Incorporated by reference to the Registrant’s Amendment to Form 10-K as filed with the SEC on April 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKESIS PHARMACEUTICALS, INC.

By:	/s/ Edward B. Wilson
Edward B. Wilson,
President, Chief Executive Officer and Director

Dated: March 28, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ed Wilson and John Hendrick and each of them acting individually, as his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments said Form 10-K.

Pursuant to the requirements of the Securities Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Edward B. Wilson Edward B. Wilson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2006

/s/ John T. Hendrick John T. Hendrick	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2006

/s/ Kevin J. Kinsella Kevin J. Kinsella	Director	March 28, 2006

/s/ Kevin Sayer Kevin Sayer	Director	March 28, 2006

/s/ John F. Steel, IV John F. Steel, IV	Director	March 28, 2006

EXHIBIT INDEX

Exhibit Number		Description
2.1	(1)	Agreement and Plan of Merger and Reorganization dated September 27, 2004 by and among the Registrant, Ann Arbor Acquisition Corporation, and Liberty Mint, Ltd.
3.1	(2)	Articles of Incorporation, as amended, of the Registrant
3.2	(2)	Bylaws of the Registrant
4.1	(3)	Form of Warrant to Purchase Common Stock
4.2	(3)	Form of Warrant to Purchase Common Stock
10.1	(2)	Employment Offer Letter dated December 13, 2004 for Edward B. Wilson, President and CEO of the Registrant
10.2	(2)	Employment Offer Letter dated December 13, 2004 for John T. Hendrick, CFO of the Registrant
10.3	(2)	Stand-Alone Stock Option Agreement dated January 24, 2005 for Edward B. Wilson, President and CEO of the Registrant
10.4	(2)	Stand-Alone Stock Option Agreement dated January 24, 2005 dated for John T. Hendrick, CFO of the Registrant
10.5	(2)	2005 Stock Plan of the Registrant
10.6	(3)	Common Stock and Warrant Purchase Agreement dated December 30, 2005
10.7	(3)	Form of Finder Agreement
14.1	(4)	Code of Ethics of the Registrant
23.1		Consent of Swenson Advisors, LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on September 28, 2004.
(2)	Incorporated by reference to the Registrant’s Form 10-K as filed with the SEC on March 25, 2005.
(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on January 6, 2006.
(4)	Incorporated by reference to the Registrant’s Amendment to Form 10-K as filed with the SEC on April 28, 2005.