Form 10-K/A
period 2005-12-31
AKESIS PHARMACEUTICALS, INC.
filed 2006-04-28
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 28, 2006 (the “Original Filing”), and is being filed to amend the Original Filing to include information required by Part III of the form.

The remainder of the information contained in the Original Filing is included in this filing but not amended hereby and shall be as set forth in the Original Filing. The Amendment continues to speak as of the date of the Original Filing and the company has no updated the disclosure in this Amendment to speak to any later date.

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

Participants for this study came from hospitals and physician practices in La Jolla, CA; Pittsburgh, PA; Las Vegas, NV; and Chicago, IL. Summary participant information is presented below:

Number of Participants	81

Study Duration (Weeks)	12

Average Age (Range)	61 (26 – 81)

Gender (M/F)	41/40

Average Disease Duration (Range)	7 (0 –24)

Type 2/Type 1 Diabetes	81/0

Taking concomitant medications	88%

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Officers of the Registrant

The following table sets forth information regarding our directors and executive officers as of March 31, 2006:

Name	Age	Position	Position Held Since
Edward B. Wilson	60	President, Chief Executive Officer and Director	2004
Kevin J. Kinsella(1)	60	Director	2004
Kevin R. Sayer(1)	49	Director	2005
John F. Steel(1)	46	Director	2004
John T. Hendrick	53	Chief Financial Officer and Secretary	2004

(1)	Audit Committee Member

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

Kevin J. Kinsella

Mr. Kinsella has been in the venture capital industry since 1983 when he founded Avalon Ventures and is currently a general partner of Avalon Ventures. From July 1999 to October 2004, Mr. Kinsella was the part-time Chief Executive Officer of X-Ceptor Therapeutics, a biotechnology company focused on developing small molecule drugs against orphan nuclear receptors. X-Ceptor Therapeutics was purchased by Exelixis in October 2004. Mr. Kinsella has specialized in the formation, financing and development of more than 50 early stage companies, including Athena Neurosciences, Argonaut Technologies, ARIAD Pharmaceuticals, Aurora Biosciences, Caliper Technologies, GenPharm International, Neurocrine Biosciences, Onyx Pharmaceuticals, Pharmacopeia, Sequana Therapeutics, Senomyx, and Vertex Pharmaceuticals. Mr. Kinsella was the founding chairman of Athena, Aurora, Landmark, Microcide, NeoRx, Onyx, Sytera, Synaptics, Vertex, X-Ceptor and Sequana. He also is an early stage investor in Akesis, Ambit Biosciences, Centrata, Illumina, Nanosys, ONUX Medical and Sytera. Mr. Kinsella graduated from the Massachusetts Institute of Technology in 1967 with a Bachelor of Science degree in Management, with minors in Electrical Engineering and Political Science. He received a Master of Arts degree in International Relations from the Johns Hopkins School of Advanced International Studies (SAIS) in 1969 and did post-graduate work in political economics on a Rotary International Fellowship at the University of Stockholm, Sweden. Mr. Kinsella is a Trustee of the San Diego Museum of Art and a Member of the Dean’s Advisory Council for the Johns Hopkins School of Advanced International Studies. He is the largest producer of the Broadway hit, Jersey Boys.

Kevin R. Sayer

Mr. Sayer is currently a healthcare and medical technology consultant. He previously served as Executive Vice President and Chief Financial Officer of Specialty Labs SP (NYSE), a clinical reference laboratory services company, in 2005 and 2005. From 1994 to 2001, Mr. Sayer was the Chief Financial Officer of Minimed, Inc., a publicly traded medical device company focused on diabetes management. Mr. Sayer began his career in public accountancy and from 1983 to 1994 and held various positions at Ernst & Young, LLP. He received concurrent bachelors and masters degrees in accounting and information systems from Brigham Young University in 1983. Mr. Sayer is a certified public accountant.

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

Audit Committee

The Audit Committee consists of Messrs. Sayer, who is the chairman, Kinsella and Steel, each of whom is an “independent director” as that term is defined under Rule 10A-3 of the Securities Exchange Act of 1934. The Board has determined that Mr. Sayer qualifies as an “audit committee financial expert” as defined under applicable rules of the Securities Exchange Commission. The Audit Committee did not hold any meetings during fiscal 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s executive officers and directors and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of such forms received and the written representations of our executive officers, directors and greater than ten percent (10%) stockholders, we have determined that due to an administrative oversight Stuart A. Fine was delinquent with respect to one reporting obligation as set forth in Section 16(a) of the Exchange Act.

Code of Ethics

The Board has adopted a code of ethics applicable to all of our directors, officers and employees, a copy of which was provided on the Registrant’s Amendment to Form 10-K as filed with the SEC on April 28, 2005 as Exhibit 14.1.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the compensation of our Chief Executive Officer and our next four most highly compensated executive officers and other key personnel for the last three fiscal years:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Award (s) ($)	Securities Underlying Options	LTHP Payouts ($)	All Other Compensation ($)
Edward B. Wilson(1)	2005	116,100			862,499
	2004	8,375	0	0	0	0	0
John T. Hendrick(2)	2005	78,600			200,000
Kelly Joy(3)	2005	146,789			200,000

(1)	Mr. Wilson joined as our President and Chief Executive Officer December 13, 2004. His annual salary for the first nine months of 2005 was $150,000, at which time it was reduced to a rate of $14,400 annually.
(2)	Mr. Hendrick joined as our Chief Financial Officer December 13, 2004. His annual salary for the first nine months of 2005 was $100,000, at which time it was reduced to a rate of $14,400 annually.
(3)	Ms. Joy joined as our Vice President, Business Development January 17, 2005. Her annual salary was $168,247 until August 15, 2005, at which time it was adjusted to $165,990. On December 1, 2005, it was reduced to $14,400. Ms. Joy left the Company March 15, 2006.

Option Grants in Fiscal 2005

This table sets forth certain information regarding all stock option grants made to the named executive officers during fiscal 2005.

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date
Name					5%	10%
Kelly Joy	200,000	13.7%	$1.94	1/17/15	$32,000	$52,000
Kevin R. Sayer	200,000	58.9%	$1.94	1/24/15	$32,000	$52,000
Edward B. Wilson	862,499	13.7%	$1.50	12/13/14	$5,905,961	$6,248,805
John T. Hendrick	200,000	13.7%	$1.50	12/13/14	$1,369,500	$1,449,000

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

No named executive officers exercised stock options during fiscal 2005.

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

Performance Graph

The following graph shows the percentage change in the cumulative return to the stockholders of our Common Stock with the cumulative return of the Russell 2000 Index and of a peer group index for the period commencing December 31, 2000 and ending on December 31, 2005. Returns for the indices are weighted based on market capitalization at the beginning of each measurement point.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Share Ownership

The number and percentage of shares beneficially owned is computed on the basis of 15,347,552 shares of Common Stock outstanding as of March 31, 2006. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and is not necessarily indicative of beneficial ownership for any other purpose. Shares of common stock that a person has the right to acquire within sixty (60) days of March 1, 2006 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of our Common Stock as of March 31, 2006 of persons and entities known by us to be the beneficial owners of more than 5% of our Common Stock.

	Beneficial Ownership
Name of 5% Beneficial Owner	Number of Shares	Percent of Total
Kevin J. Kinsella c/o Akesis Pharmaceuticals, Inc. 888 Prospect St., Ste. 320 La Jolla, CA 92037	2,859,275	18.7%
John F. Steel c/o Akesis Pharmaceuticals, Inc. 888 Prospect St., Ste. 320 La Jolla, CA 92037	2,272,071	14.8%
SFLL Fine Family Investments Partnership, L.P. 55 East Erie Street #3305 Chicago, IL 60611	2,027,197	13.2%
Gary Keeling 400 Southpointe Boulevard Plaza One, Suite 230 Canonsburg, PA 15317	1,755,909	11.4%

Security Ownership of Management

The following table sets forth the beneficial ownership of our Common Stock as of March 31, 2006 (i) by each of our directors, (ii) by each of the executive officers and other persons named in the Summary Compensation Table of this Form 10-K/A (the “Named Executive Officers”), and (iii) by all current directors and Named Executive Officers as a group. Unless otherwise indicated, the address of each listed person is c/o Akesis Pharmaceuticals, Inc., 4370 La Jolla Village Drive, Suite 685, San Diego, California 92122.

	Beneficial Ownership
Name	Number of Shares	Percent of Total
Edward B. Wilson(1)	416,873	2.7%
John T. Hendrick(2)	143,473	*
Kevin J. Kinsella(3)	2,859,275	18.7%
Kevin Sayer(4)	62,499	*
John F. Steel(5)	2,272,071	14.8%
All current directors and executive officers as a group (5 persons)(6)	5,754,191	37.6%

*	Less than 1%
(1)	Includes 416,873 shares issuable upon exercise of options that are exercisable within sixty (60) days of March 31, 2006.
(2)	Includes 96,666 shares issuable upon exercise of options that are exercisable within sixty (60) days of March 31, 2006.
(3)	Includes 25,000 shares issuable upon exercise of a warrant that is exercisable within sixty (60) days of March 31, 2006.
(4)	Includes 62,499 shares issuable upon exercise of options that are exercisable within sixty (60) days of March 31, 2006.
(5)	Includes 8,750 shares issuable upon exercise of a warrant that is exercisable within sixty (60) days of March 31, 2006.
(6)	Includes an aggregate of 576,038 shares issuable upon the exercise of options that are exercisable within sixty (60) days of March 31, 2006, and 33,750 shares issuable upon exercise of warrants that are exercisable within sixty (60) days of March 31, 2006.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The following table sets forth the approximate aggregate fees billed to us by Swenson Advisors, LLP for the fiscal years ended December 31, 2005 and December 31, 2004:

	2005	2004
Audit Fees(1)	$89,500	$41,500
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$5,000	$—

Total Fees	$94,500	$41,500

(1)	Includes fees for review of our financial statements included in our quarterly reports on Form 10-Q and annual reports on Form 10-K.

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

Dated: April 28, 2006

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

Pursuant to the requirements of the Securities Act, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Edward B. Wilson Edward B. Wilson	President, Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2006

/s/ John T. Hendrick John T. Hendrick	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2006

/s/ Kevin J. Kinsella Kevin J. Kinsella	Director	April 28, 2006

/s/ Kevin Sayer Kevin Sayer	Director	April 28, 2006

/s/ John F. Steel, IV John F. Steel, IV	Director	April 28, 2006

EXHIBIT INDEX

Exhibit Number		Description
2.1	(1)	Agreement and Plan of Merger and Reorganization dated September 27, 2004 by and among the Registrant, Ann Arbor Acquisition Corporation, and Liberty Mint, Ltd.
3.1	(2)	Articles of Incorporation, as amended, of the Registrant
3.2	(2)	Bylaws of the Registrant
4.1	(3)	Form of Warrant to Purchase Common Stock
4.2	(3)	Form of Warrant to Purchase Common Stock
10.1	(2)	Employment Offer Letter dated December 13, 2004 for Edward B. Wilson, President and CEO of the Registrant
10.2	(2)	Employment Offer Letter dated December 13, 2004 for John T. Hendrick, CFO of the Registrant
10.3	(2)	Stand-Alone Stock Option Agreement dated January 24, 2005 for Edward B. Wilson, President and CEO of the Registrant
10.4	(2)	Stand-Alone Stock Option Agreement dated January 24, 2005 dated for John T. Hendrick, CFO of the Registrant
10.5	(2)	2005 Stock Plan of the Registrant
10.6	(3)	Common Stock and Warrant Purchase Agreement dated December 30, 2005
10.7	(3)	Form of Finder Agreement
14.1	(4)	Code of Ethics of the Registrant
23.1		Consent of Swenson Advisors, LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated	by reference to the Registrant’s Form 8-K as filed with the SEC on September 28, 2004.
(2) Incorporated	by reference to the Registrant’s Form 10-K as filed with the SEC on March 25, 2005.
(3) Incorporated	by reference to the Registrant’s Form 8-K as filed with the SEC on January 6, 2006.
(4) Incorporated	by reference to the Registrant’s Amendment to Form 10-K as filed with the SEC on April 28, 2005.