Form 10-Q
period 2006-03-31
AKESIS PHARMACEUTICALS, INC.
filed 2006-05-12
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2006
Common Stock	15,347,552 shares

AKESIS PHARMACEUTICALS, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$454,141	$388,551
Prepaid insurance and other current assets	95,277	9,164

Total current assets	549,418	397,715

Property and equipment, net	16,230	17,392

Total assets	$565,648	$415,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,903	$77,437

Total current liabilities	51,903	77,437

Total liabilities	51,903	77,437

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of March 31, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized: 15,347,552 and 15,167,552 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	15,348	15,168
Additional paid-in capital	6,901,702	6,173,556
Deficit accumulated during the development stage	(6,403,305)	(5,851,054)

Total stockholders’ equity	513,745	337,670

Total liabilities and stockholders’ equity	$565,648	$415,107

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited) For the Three Months Ended

March 31, 2006 and 2005, and For the Cumulative Period From April 27, 1998 (date of inception of

Akesis Pharmaceuticals, Inc., a Delaware corporation) to March 31, 2006

	Three months ended March 31,		Cumulative Period from April 27, 1998 (Date of Inception) Through March 31, 2006
	2006	2005
Revenue	$—	$—	$226,884
Cost of goods sold	—	—	62,314

Gross margin	—	—	164,570
Operating costs and expenses:
Selling, general and administrative	552,254	891,781	6,308,183
Research and development	—	—	256,944

Total expenses	552,254	891,781	6,565,127

Loss from operations	(552,254)	(891,781)	(6,400,557)
Interest income/(expense), net	1,803	2,481	13,669
Other expense, net	—	—	(9,817)

Loss before income taxes	(550,451)	(889,300)	(6,396,705)
Provision for income taxes	1,800	3,200	6,600

Net loss	$(552,251)	$(892,500)	$(6,403,305)

Net loss per common share—basic and diluted	$(0.04)	$(0.06)	$(0.94)

Weighted-average common shares outstanding—basic and diluted	15,228,552	14,992,552	6,810,407

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended

March 31, 2006 and 2005, and For the Cumulative Period from April 27, 1998 (date of inception of

Akesis Pharmaceuticals, Inc., a Delaware corporation) to March 31, 2006

	Three months ended March 31,		Cumulative Period from April 27, 1998 (Date of Inception) Through March 31, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(552,251)	$(892,500)	$(6,403,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,162	819	12,852
Stock-based compensation	321,504	470,000	3,307,740
Warrants issued for employee termination cost	35,000	—	35,000
Warrants issued for private placement fees	18,965	—	50,572
Changes in assets and liabilities:
Other current assets	(86,113)	33,947	(95,277)
Other assets	—	—	(815)
Accounts payable	(25,534)	18,972	51,903

Net cash used in operating activities	(287,267)	(368,762)	(3,041,330)

Cash flows from investing activities:
Purchase of property and equipment	—	(19,763)	(28,268)

Net cash used in investing activities	—	(19,763)	(28,268)

Cash flows from financing activities:
Proceeds from stock issuances	352,857	—	3,523,739

Net cash provided by financing activities	352,857	—	3,523,739

Net increase (decrease) in cash and cash equivalents	65,590	(388,525)	454,141

Cash and cash equivalents at beginning of period	388,551	1,234,250	—

Cash and cash equivalents at end of period	$454,141	$845,725	$454,141

Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$—	$14,103
Income taxes paid	$1,800	$—	$6,600

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of shareholders’ loans to Series C convertible preferred stock	$—	$—	$129,615
Conversion of Series A, B and C convertible preferred stock to common stock	$—	$—	$1,120,404

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Akesis Pharmaceuticals, Inc., a Nevada corporation, (“we” or “us” or the “Company” or “Liberty”) has prepared the unaudited condensed consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of March 31, 2006 and December 31, 2005, and the results of operations for the three-month periods ended March 31, 2006 and 2005, have been made. The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results for the fiscal year ending December 31, 2006 or any future periods.

2. The Company and Recapitalization

Akesis Pharmaceuticals, Inc., a Delaware Corporation, (“Akesis Delaware”) was incorporated on April 27, 1998, for the purpose of marketing an established over-the-counter product for lowering blood glucose levels in the treatment of diabetes. The product was initially developed and marketed through Diabetes Pro Health, Inc. which was merged into Akesis Delaware. The product was sold primarily through direct sales to consumers. Akesis Delaware no longer sells its over-the-counter product and is focusing its efforts on the discovery, development and commercialization of complementary and alternative therapies for the treatment of three principal forms of carbohydrate intolerance and their associated complications—Type 2 diabetes, Syndrome X, and impaired glucose tolerance.

Effective December 9, 2004, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 27, 2004, (the “Merger Agreement”), among Liberty Mint, Ltd., a Nevada Corporation (“Liberty” or the “Company”), Akesis Delaware and Ann Arbor Acquisition Corporation, a wholly-owned subsidiary of the Company (“MergerSub”), MergerSub merged with and into Akesis Delaware, with Akesis Delaware as the surviving corporation and wholly-owned subsidiary of Liberty.

Although Liberty acquired Akesis Delaware as a result of the transaction, Akesis Delaware stockholders held approximately 70% of the Company following the transaction. Accordingly, for accounting purposes, the acquisition was a “reverse acquisition” and Akesis Delaware was the “accounting acquiror.” Further, since Liberty discontinued its legacy business in 2001, it was a non-operating public shell with no continuing operations, and no intangible assets associated with Liberty were purchased by Akesis Delaware. Accordingly, the transaction was accounted for as a recapitalization of Akesis Delaware and recorded based on the fair value of Liberty’s net tangible assets acquired by Akesis Delaware. No goodwill or other intangible assets were recorded. The merger resulted in the issuance of 10,499,985 Liberty’s common shares to Akesis Delaware’s pre-merger shareholders (on an as-converted basis). Effective January 11, 2005, Liberty changed its name to Akesis Pharmaceuticals, Inc. and the trading symbol was changed to AKES.OB.

Akesis Delaware is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Developing Stage Enterprises” (“SFAS No. 7”) and since inception has devoted substantially all of its efforts to developing its products, raising capital and recruiting personnel.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

operating loss and credit carryforwards using enacted tax rates in effects for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Stock-based compensation

In December 2004 the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) is required to be effective beginning in fiscal year 2006. However, the Company decided to adopt SFAS No. 123(R) effective with the acquisition of Akesis Delaware by the Company on December 9, 2004. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R), which among other things, expanded the coverage of SFAS No. 123(R) to include share-based payments to outside directors. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Compensation costs for all share-based awards to employees and outside directors are measured based on the grant date fair value of those awards and is recognized over the period during which the employee or outside director is required to perform service in exchange for the award (generally over the vesting period of the award). The cost of share-based compensation awards is recognized during the period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and is amortized under the multiple option methodology prescribed by SFAS No. 123(R). As share-based compensation expense recognized in the consolidated statement of operations for the quarters ended March 31, 2006 and 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS No. 123(R), will be recognized as an addition to additional paid-in capital. The adoption of the SFAS No. 123(R) fair value method resulted in a non-cash stock-based compensation charge of $321,504 and $470,000 on the Company’s reported results of operations for the quarters ended March 31, 2006 and 2005, respectively.

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

Stock offering costs

Expenses incurred in connection with common stock issuances are recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. Such expenses consist of third-party related offering expenses.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

For the quarters ended March 31, 2006 and 2005, the following options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive:

	Quarters Ended March 31,
	2006	2005
Stock options	1,262,499	1,062,499
Stock warrants	258,300	—

Effect of new accounting standards

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not intend to issue or acquire the hybrid instruments included in the scope of SFAS No. 155 and does not expect the adoption of SFAS No. 155 to affect future reporting or disclosures.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140”, which clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to affect future reporting or disclosures.

4. Commitments, Contingencies and Related Party Transactions

The Company leases in aggregate approximately 1,100 square feet of office space located in La Jolla, California, and Carefree, Arizona pursuant to two leases, each on a month-to-month basis. The Arizona lease is

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

sublet from the Company’s CEO at his cost, and the La Jolla office space is sublet from Avalon Ventures. One of the Company’s directors, Kevin Kinsella, is a general partner of Avalon, and the Board of Directors has determined that the rent charged to the Company for both leases is fair and reasonable. The Company recorded rent expense during the three months ended March 31, 2006 and 2005 of $7,350 and $5,650, respectively.

5. Stock-based Compensation

Stock-based compensation expense for the quarters ended March 31, 2006 and 2005 was $321,504 and $470,000, respectively. Since we have a net operating loss carryforward as of December 31, 2005, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. At the present time, we intend to issue new common shares upon the exercise of stock options. None of the share-based awards are classified as a liability as of March 31, 2006.

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

The Company’s Board of Directors also authorized and reserved 1,500,000 shares of common stock pursuant to a 2005 Stock Plan in January 2005 for option grants to employees, directors and consultants. Options were granted pursuant to such 2005 Stock Plan to an officer and an outside director during the year ended December 31, 2005 for each of them to acquire 200,000 shares of our common stock. The stock options are Nonqualified Stock Options with a term of 10 years and an exercise price of $1.94 per share. Twenty-five percent of the shares of common stock subject to the options vest as of the first anniversary of the officer’s and outside director’s service to the Company, and one forty-eighth (1/48th) of the shares subject to the options vest each month following the first anniversary of the officer’s and outside director’s service to the Company, subject to the officer’s and outside director’s continued service to the Company on any such date. In addition, in the event of a change of control of the Company, then the officer and outside director shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the officer and outside director would not otherwise be vested or exercisable. Both the officer and outside director joined the Company in January 2005. The officer resigned from the Company effective March 15, 2006, and declined to exercise the stock options that had vested.

The fair value of each option award is estimated on the date of grant using the Black-Scholes method for option pricing, and is amortized over the vesting period of the option using the multiple option methodology in accordance with the provisions of SFAS No. 123(R). The key assumptions in the Black-Scholes model are as follows: expected volatility, annual expected termination rate, and risk-free interest rate. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of options granted is based on our management’s estimate since our operating history is too brief to have established historical rates for employee termination and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. No options were granted during the quarters ended March 31, 2006 or 2005.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following is a summary of the status of the 2004 nonstatutory options and the options under the 2005 Stock Plan for the quarter ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2005	1,462,499	$1.62	9.21	$4.9
Granted	—	—
Exercised	—	—
Expired	(58,333)	$1.94
Cancelled	(141,667)	$1.94

Balance at March 31, 2006	1,262,499	$1.57	8.69	$4.7

Exercisable at March 31, 2006	536,458	$1.55	8.68	$2.1

A summary of the status of our non-vested stock options as of March 31, 2006 and changes during the quarter then ended are presented below.

	Number of shares	Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2005	1,037,499	$3.02
Granted	—	—
Vested	(169,791)	$2.06
Cancelled	(141,667)	$1.94

Nonvested at March 31, 2006	726,041	$3.61

As of March 31, 2006, there was $1.5 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.75 years. The total fair values of shares vested during the quarters ended March 31, 2006 and 2005 were approximately $350,000 and $225,000, respectively.

6. Common Stock

During the first quarter of 2006, the Company had two additional closings under the Company’s Common Stock and Warrant Purchase Agreement dated December 30, 2005 with certain accredited investors where it sold 105,000 shares of its common stock at a purchase price of $2.00 per share. In addition, the Company issued warrants to the investors to purchase up to 52,500 shares of its common stock in connection with the financing. The warrants are exercisable for shares of the Company’s common stock for three years from the date of the initial closing at an exercise price per share of $3.00. The net proceeds from such additional closings after cash expenses related to the financing were approximately $206,000. All the shares and warrants issued in connection with the financing were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

In connection with the additional closings under the Common Stock and Warrant Purchase Agreement described in the preceding paragraph, the Company paid its placement agents (a) a cash fee equal to one percent (1%) of all funds invested by investors introduced by such finders (excluding amounts paid by investors upon

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

exercise of warrants), and (b) warrants to purchase up to 11,550 shares of its common stock. The warrants are exercisable for five years from the date of issuance at an exercise price per share of $2.00. The one percent cash commission totaling $2,100 paid to the placement agents was recorded as a reduction of paid in capital. The fair value of the warrants issued to the placement agents in connection with the financing was determined to be $18,965 using a Black-Scholes model, and that amount was recorded as consulting fees. Warrant issuances to the placement agents were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

The Company entered into a Common Stock and Warrant Purchase Agreement dated March 31, 2006 with certain accredited investors, including two members of its Board of Directors, where it sold 75,000 shares of its common stock at a purchase price of $2.00 per share. In addition, the Company issued warrants to the investors to purchase up to 37,500 shares of its common stock in connection with the financing. The warrants are exercisable for shares of the Company’s common stock for three years from March 31, 2006 at an exercise price per share of $3.00. The net proceeds from the financing after cash expenses related to the financing were approximately $147,000. All the shares and warrants issued in connection with the financing were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

In connection with a Severance Agreement entered into with a former officer effective March 15, 2006, the Company issued the former officer a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for shares of the Company’s common stock for three years from the effective date of the Agreement at an exercise price per share of $1.42. The fair value of the warrant issued in connection with the severance agreement was estimated by our management to be $35,000, and that amount was recorded as employee termination expense. The warrant was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

7. Income Taxes

At December 31, 2005, Akesis Delaware had no federal income tax expense or benefit but did have federal tax net operating loss carryforwards of approximately $3.5 million. The federal net operating loss carryforwards will begin to expire in 2018, unless previously utilized. Pursuant to Internal Revenue Code Section 382 and 383, use of Akesis Delaware’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred. The Company incurred $1,800 and $3,200 of statutory minimum state tax expense for the three months ended March 31, 2006 and 2005, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Akesis Pharmaceuticals, Inc., a Delaware Corporation, (“Akesis Delaware”) was incorporated on April 27, 1998, for the purpose of marketing an established over-the-counter product for lowering blood glucose levels in the treatment of diabetes. The product was initially developed and marketed through Diabetes Pro Health, Inc. which was merged into Akesis Delaware. The product was sold primarily through direct sales to consumers. Akesis Delaware no longer sells its over-the-counter product and is focusing its efforts on the discovery, development and commercialization of complementary and alternative therapies for the treatment of three principal forms of carbohydrate intolerance and their associated complications—Type 2 diabetes, Syndrome X, and impaired glucose tolerance.

Effective December 9, 2004, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 27, 2004, (the “Merger Agreement”), among Liberty Mint, Ltd., a Nevada Corporation (“Liberty” or the “Company”), Akesis Delaware and Ann Arbor Acquisition Corporation, a wholly-owned subsidiary of the Company (“MergerSub”), MergerSub merged with and into Akesis Delaware, with Akesis Delaware as the surviving corporation and wholly-owned subsidiary of Liberty.

Although Liberty acquired Akesis Delaware as a result of the transaction, Akesis Delaware stockholders held approximately 70% of the Company following the transaction. Accordingly, for accounting purposes, the acquisition was a “reverse acquisition” and Akesis Delaware was the “accounting acquiror.” Further, since Liberty discontinued its legacy business in 2001, it was a non-operating public shell with no continuing operations, and no intangible assets associated with Liberty were purchased by Akesis Delaware. Accordingly, the transaction was accounted for as a recapitalization of Akesis Delaware and recorded based on the fair value of Liberty’s net tangible assets acquired by Akesis Delaware. No goodwill or other intangible assets were recorded. The merger resulted in the issuance of 10,499,985 Liberty’s common shares to Akesis Delaware’s pre-merger shareholders (on an as-converted basis). Effective January 11, 2005, Liberty changed its name to Akesis Pharmaceuticals, Inc. and the trading symbol was changed to AKES.OB.

The following discussion of results of operations, liquidity and capital resources contains forward-looking statements that involve risks and uncertainties. As described above, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed below and in the section entitled “Risk Factors” in Part II of this report.

Research and Development Projects

We are an early stage biopharmaceutical company engaged in the discovery, development and commercialization of complementary and alternative therapies for the treatment of three principal forms of carbohydrate intolerance and their associated complications—Type 2 diabetes, Syndrome X, and impaired glucose tolerance. We have been granted patents and filed patent applications for a number of proprietary formulations and combination therapies, including formulations with existing diabetes medications, for use in the treatment of Type 2 diabetes. We intend to use our proprietary formulations to develop prescription treatments for diabetes and related metabolic disorders. These products are in an early stage of development and no regulatory filings to commercialize our products have yet been made with the United States Food and Drug Administration, or FDA or any similar state or foreign authorities. We have completed an initial clinical study of a specific formulation and demonstrated a consistent improvement in glycated hemoglobin levels (A1c), compared to base line, after three months of treatment in a diabetic population. The observed reduction in A1c, (which is an established long-term measure of blood glucose), in this open-label study was in excess of 2% for all treatment groups. This reduction contemplates an average improvement in excess of 20% in blood glucose parameters in this patient population. This included patients taking the initial product candidate as monotherapy, as well as with concomitant medications. We believe that these clinical studies may suggest that our formulations show the potential for enhancing currently available oral antidiabetic therapeutic agents. We intend to conduct follow-on feasibility clinical trials with one or more of our formulations with a goal of confirming and extending the results of our initial clinical studies. We believe that the successful completion of these feasibility trials could lead to partnering opportunities in the pharmaceutical industry. We are in the process of developing a clinical research protocol and related activities to support the initiation of such feasibility clinical trials. We are not currently in discussions with the FDA regarding the specific requirements for approval of our products.

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

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Total operating expenses decreased to $552,254 for the three months ended March 31, 2006, from $891,781 for the same time period in 2005. During the fourth quarter of 2005, we terminated one employee, and reduced the salaries of the three remaining employees to $14,400 annually. Effective March 15, 2006, we terminated another employee and incurred a $35,000 non-cash termination charge related to the issuance to the terminated employee of a warrant to acquire 50,000 shares of our common stock. Total operating expenses for the three months ended March 31, 2006 and 2005 included non-cash stock-based compensation charges of $321,504 and $470,000, respectively, which were determined in accordance with the provisions of SFAS No. 123(R). The remaining operating expenses consisted primarily of legal and accounting fees, consultants and insurance.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, stockholder loans and limited revenues from the sale of our over-the-counter products. We invest excess cash in investment securities that will be used to fund future operating costs. Cash, cash equivalents and investment securities totaled $454,141 at March 31, 2006, compared to $388,551 at December 31, 2005. We primarily fund current operations with our existing cash and investments. Cash used in operating activities for the three months ended March 31, 2006 totaling $287,267

During the first quarter of 2006, we had two additional closings under the our Common Stock and Warrant Purchase Agreement dated December 30, 2005 with certain accredited investors where we sold 105,000 shares of our common stock at a purchase price of $2.00 per share. In addition, we issued warrants to the investors to purchase up to 52,500 shares of our common stock in connection with the financing. The warrants are exercisable for shares of our common stock for three years from the date of the initial closing at an exercise price per share of $3.00. The net proceeds from such additional closings after cash expenses related to the financing were approximately $206,000.

In addition, we entered into a Common Stock and Warrant Purchase Agreement dated March 31, 2006 with certain accredited investors, including two members of our Board of Directors, where we sold 75,000 shares of our common stock at a purchase price of $2.00 per share. In addition, we issued warrants to the investors to purchase up to 37,500 shares of our common stock in connection with the financing. The warrants are exercisable for shares of the Company’s common stock for three years from March 31, 2006 at an exercise price per share of $3.00. The net proceeds from the financing after cash expenses related to the financing were approximately $147,000. All the shares and warrants issued in connection with the financing were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

We had no revenues or other income sources for the three months ended March 31, 2006 to cover operating expenses, and we do not expect any revenues in the foreseeable future. Our current cash resources should enable us to continue operations based on our current level of commitments through the first half of 2007.

As of March 31, 2006, we have no long-term financial commitments. However, in order to finance additional feasibility trials to further validate our products, we will need to raise a significant amount of capital. We will also need to raise additional capital to finance our future operating cash needs. We may seek to raise capital through the sale of equity or debt securities or the development of other funding mechanisms. In addition, we may seek to form a strategic partnership for the development and commercialization of our products.

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

Stock-based compensation: We have adopted SFAS No. 123(R), Accounting for Share-Based Compensation, effective in 2004. Stock-based compensation for the three months ended March 31, 2006 and 2005 was $321,504 and $470,000, respectively.

Effect of New Accounting Standards

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not intend to issue or acquire the hybrid instruments included in the scope of SFAS No. 155 and does not expect the adoption of SFAS No. 155 to affect future reporting or disclosures.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140”, which clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to affect future reporting or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in short-term investments that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Because we have minimal debt, our exposure to market risks associated with changes in interest rates arise from increases or decreases in interest income earned on our investment portfolio. We attempt to ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investments. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2006.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months ended March 31, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

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

We have experienced significant operating losses in each period since our inception. As of March 31, 2006, we have incurred total losses of $6.4 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in conducting the initial open-label clinical trials, non-cash stock-based compensation for our executive officers and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with clinical trials (see the Liquidity and Capital Resources section of this report immediately preceding this section) as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require future capital and are uncertain of the availability or terms of additional funding, and if additional capital is not available or not available on acceptable terms, we may have to reduce the size of our operations.

As of March 31, 2006, we have no long-term financial commitments. However, we will require substantial additional capital to finance future growth and fund ongoing operations through the remainder of 2006 and beyond. We may raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot be certain that the funding will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our business will be negatively affected, which could cause the price of our common stock to decline. If we are unable to raise any additional financing, our current cash resources should enable us to continue operations based on our current level of commitments through the first half of 2007.

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

On August 27, 1998, Diabetes Pro Health, a predecessor entity, received a warning letter from the United States Department of Health and Human Services. The warning letter was written in reference to our marketing and distribution of the products Diabetes Pro Health, DPH and Pro Health Pak for use as a dietary supplement. The Department of Health & Human Services concluded that the labeling associated with the product made therapeutic claims which caused the product to be considered a drug requiring prior approval by the FDA prior to commercialization. Diabetes Pro Health, working with the FDA, modified the labeling in order to be in compliance with the Dietary Supplement Health and Education Act, or DSHEA, and implementing regulations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with a Severance Agreement entered into with a former officer effective March 15, 2006, the Company issued the former officer a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for shares of the Company’s common stock for three years from the effective date of the Agreement at an exercise price per share of $1.42. The warrant was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

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
John T. Hendrick Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer)

Date: May 12, 2006

Akesis Pharmaceuticals, Inc. and Subsidiaries

Exhibit Index

Exhibit Number		Description
2.1	(1)	Agreement and Plan of Merger and Reorganization dated September 27, 2004 by and among the Registrant, Ann Arbor Acquisition Corporation, and Liberty Mint, Ltd.

3.1	(2)	Articles of Incorporation, as amended, of the Registrant

3.2	(2)	Bylaws of the Registrant

4.1	(3)	Form of Warrant to Purchase Common Stock

4.2	(3)	Form of Warrant to Purchase Common Stock

4.3	(4)	Form of Warrant to Purchase Common Stock

10.1	(2)	Employment Offer Letter dated December 13, 2004 for Edward B. Wilson, President and CEO of the Registrant

10.2	(2)	Employment Offer Letter dated December 13, 2004 for John T. Hendrick, CFO of the Registrant

10.3	(2)	Stand-Alone Stock Option Agreement dated January 24, 2005 for Edward B. Wilson, President and CEO of the Registrant

10.4	(2)	Stand-Alone Stock Option Agreement dated January 24, 2005 for John T. Hendrick, CFO of the Registrant

10.5	(2)	2005 Stock Plan of the Registrant

10.6	(3)	Common Stock and Warrant Purchase Agreement dated December 30, 2005

10.7	(3)	Form of Finder Agreement

10.8	(4)	Common Stock and Warrant Purchase Agreement dated March 31, 2006

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on September 28, 2004.
(2)	Incorporated by reference to the Registrant’s Form 10-K as filed with the SEC on March 24, 2005.
(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on January 6, 2006.
(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on April 4, 2006.