Form 10-Q
period 2006-06-30
AKESIS PHARMACEUTICALS, INC.
filed 2006-08-08
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes     ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 27, 2006
Common Stock	15,347,552 shares

AKESIS PHARMACEUTICALS, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$341,257	$388,551
Prepaid insurance and other current assets	62,160	9,164

Total current assets	403,417	397,715
Property and equipment, net	15,067	17,392

Total assets	$418,484	$415,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,398	$77,437

Total current liabilities	73,398	77,437

Total liabilities	73,398	77,437

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of June 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized:
15,347,552 and 15,167,552 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	15,348	15,168
Additional paid-in capital	7,179,356	6,173,556
Deficit accumulated during the development stage	(6,849,618)	(5,851,054)

Total stockholders’ equity	345,086	337,670

Total liabilities and stockholders’ equity	$418,484	$415,107

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited) For the Three Months and Six

Months Ended June 30, 2006 and 2005, and For the Cumulative Period From April 27, 1998 (date of inception of Akesis Pharmaceuticals, Inc., a Delaware corporation) to June 30, 2006

	Three months ended June 30,		Six months ended June 30,		Cumulative Period from April 27, 1998 Through June 30, 2006
	2006	2005	2006	2005
Revenue	$—	$—	$—	$—	$226,884
Cost of goods sold	—	—	—	—	62,314

Gross margin	—	—	—	—	164,570
Operating costs and expenses:
Selling, general and administrative	424,448	865,068	976,702	1,756,849	6,732,631
Research and development	25,100	—	25,100	—	282,044

Total expenses	449,548	865,068	1,001,802	1,756,849	7,014,675

Loss from operations	(449,548)	(865,068)	(1,001,802)	(1,756,849)	(6,850,105)
Interest income, net	3,235	2,980	5,038	5,461	16,904
Other expense, net	—	—	—	—	(9,817)

Loss before income taxes	(446,313)	(862,088)	(996,764)	(1,751,388)	(6,843,018)
Provision for income taxes	—	—	1,800	3,200	6,600

Net loss	$(446,313)	$(862,088)	$(998,564)	$(1,754,588)	$(6,849,618)

Net loss per common share - basic and diluted	$(0.03)	$(0.06)	$(0.07)	$(0.12)	$(0.97)

Weighted-average common shares outstanding -basic and diluted	15,347,552	14,992,552	15,288,380	14,992,552	7,070,581

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Months and Six

Months Ended June 30, 2006 and 2005, and For the Cumulative Period from April 27, 1998 (date of inception of Akesis Pharmaceuticals, Inc., a Delaware corporation) to June 30, 2006

	Six months ended June 30,		Cumulative Period from April 27, 1998 Through June 30, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(998,564)	$(1,754,588)	$(6,849,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,325	1,867	14,015
Stock-based compensation	602,319	940,000	3,588,555
Warrants issued for employee termination cost	35,000	—	35,000
Warrants issued for private placement fees	18,965	—	50,572
Changes in assets and liabilities:
Prepaid insurance and other current assets	(52,996)	63,942	(62,160)
Other assets	—	—	(815)
Accounts payable	(4,039)	23,829	73,398

Net cash used in operating activities	(396,990)	(724,950)	(3,151,053)

Cash flows from investing activities:
Purchase of property and equipment	—	(20,992)	(28,268)

Net cash used in investing activities	—	(20,992)	(28,268)

Cash flows from financing activities:
Proceeds from stock issuances	349,696	—	3,520,578
Proceeds from shareholder loan	—	—	—

Net cash provided by financing activities	349,696	—	3,520,578

Net increase (decrease) in cash and cash equivalents	(47,294)	(745,942)	341,257
Cash and cash equivalents at beginning of period	388,551	1,234,250	—

Cash and cash equivalents at end of period	$341,257	$488,308	$341,257

Supplemental Disclosures of Cash Flow Information:
Interest paid	—	—	14,103
Income taxes paid	1,800	3,200	6,600
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of shareholders’ loans to Series C convertible preferred stock	—	—	129,615
Conversion of Series A, B and C convertible preferred stock to common stock	—	—	1,120,404

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Akesis Pharmaceuticals, Inc., a Nevada corporation, (“we” or “us” or the “Company” or “Liberty”) has prepared the unaudited condensed consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2006 and December 31, 2005, and the results of operations for the three-month and six-month periods ended June 30, 2006 and 2005, have been made. The results of operations for the three-month and six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results for the fiscal year ending December 31, 2006 or any future periods.

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

We have incurred losses and negative cash flows from operations since inception and we have an accumulated deficit of $6.8 million at June 30, 2006. These losses are attributable to a lack of significant revenue since inception. We do not anticipate any meaningful revenue in future periods until such time that we are able to obtain approval to sell our proposed pharmaceutical products in the U.S. from the Food and Drug Administration (FDA). Additionally, our continued lack of adequate funding and working capital has prevented us from complying with the FDA’s requirements to obtain approval to sell our proposed products. Finally, if we are able to obtain FDA approval to sell our proposed products, there can be no assurance that we will be successful in selling significant quantities of those proposed products at a price that will enable us to achieve profitability.

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

Our monthly payroll and payroll-related expenses are approximately $2,600, and our monthly rent expense is approximately $2,400. Our other major expenditures relate to the cost of liability insurance and professional fees to our attorneys, our independent registered public accountants, and our clinical trial consultants.

Based on these circumstances, our cash reserves may be exhausted in a matter of months. As a result, we may have to cease operations unless we are able to obtain an infusion of cash. In that regard, we are actively pursuing potential sources of financing for the Company, but there can be no assurance we can successfully complete a financing before we exhaust our cash resources. Accordingly, our ability to continue as a going concern is uncertain and dependent upon obtaining additional capital and/or entering into a strategic partner relationship. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business.

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

Compensation costs for all share-based awards to employees and outside directors are measured based on the grant date fair value of those awards and is recognized over the period during which the employee or outside director is required to perform service in exchange for the award (generally over the vesting period of the award). The cost of share-based compensation awards is recognized during the period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and is amortized under the multiple option methodology prescribed by SFAS No. 123(R). As share-based compensation expense recognized in the consolidated statement of operations for the three months and six months ended June 30, 2006 and 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS No. 123(R), will be recognized as an addition to additional paid-in capital. The adoption of the SFAS No. 123(R) fair value method resulted in a non-cash stock-based compensation charge of $280,815, $602,319, $470,000 and $940,000 on the Company’s reported results of operations for the three months and six months ended June 30, 2006 and 2005, respectively.

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

For the periods ended June 30, 2006 and 2005, the following options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive:

	Periods Ended June 30,
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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140”, which clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to affect future reporting or disclosures.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to affect future reporting or disclosures.

5. Commitments, Contingencies and Related Party Transactions

The Company leases in aggregate approximately 1,100 square feet of office space located in La Jolla, California, and Carefree, Arizona pursuant to two leases, each on a month-to-month basis. The Arizona lease is sublet from the Company’s CEO at his cost, and the La Jolla office space is sublet from Avalon Ventures. One of the Company’s directors, Kevin Kinsella, is a general partner of Avalon, and the Board of Directors has determined that the rent charged to the Company for both leases is fair and reasonable. The Company recorded rent expense during the three months and six months ended June 30, 2006 and 2005 of $8,450, $15,800, $6,741 and $12,391, respectively.

6. Stock-based Compensation

Stock-based compensation expense for the three months and six months ended June 30, 2006 and 2005 was $280,815, $602,319, $470,000 and $940,000, respectively. Since we have a net operating loss carryforward as of December 31, 2005, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. At the present time, we intend to issue new common shares upon the exercise of stock options. None of the share-based awards are classified as a liability as of June 30, 2006.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes method for option pricing, and is amortized over the vesting period of the option using the multiple option methodology in accordance with the provisions of SFAS No. 123(R). The key assumptions in the Black-Scholes model are as follows: expected volatility, annual expected termination rate, and risk-free interest rate. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of options granted is based on our management’s estimate since our operating history is too brief to have established historical rates for employee termination and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. No options were granted during the six months ended June 30, 2006 or 2005.

The following is a summary of the status of the 2004 nonstatutory options and the options under the 2005 Stock Plan for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2005	1,462,499	$1.62	9.21	$4.9
Granted	—	—
Exercised	—	—
Expired	(58,333)	$1.94
Cancelled	(141,667)	$1.94

Balance at June 30, 2006	1,262,499	$1.57	8.44	$4.7

Exercisable at June 30, 2006	602,083	$1.55	8.44	$2.3

A summary of the status of our non-vested stock options as of June 30, 2006 and changes during the six months then ended are presented below.

	Number of shares	Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2005	1,037,499	$3.02
Granted	—	—
Vested	(235,416)	$2.50
Cancelled	(141,667)	$1.94

Nonvested at June 30, 2006	660,416	$3.61

As of June 30, 2006, there was $1.3 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years. The total fair values of shares vested during the three months and six months ended June 30, 2006 and 2005 were approximately $238,000, $588,000, $225,000 and $450,000, respectively.

7. Income Taxes

At December 31, 2005, Akesis Delaware had no federal income tax expense or benefit but did have federal tax net operating loss carryforwards of approximately $3.5 million. The federal net operating loss carryforwards will begin to expire in 2018, unless previously utilized. Pursuant to Internal Revenue Code Section 382 and 383, use of Akesis Delaware’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred. The Company incurred zero, $1,800, zero and $3,200 of statutory minimum state tax expense for the three months and six months ended June 30, 2006 and 2005, respectively.

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

Present Situation – Liquidity Issues

We have significant liquidity and capital resource issues relative to our recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern. We have incurred losses and negative cash flows from operations since inception and we have an accumulated deficit of $6.8 million at June 30, 2006. These losses are attributable to a lack of significant revenue since inception. We do not anticipate any meaningful revenue in future periods until such time that we are able to obtain approval to sell our proposed pharmaceutical products in the U.S. from the Food and Drug Administration (FDA). Additionally, our continued lack of adequate funding and working capital has prevented us from complying with the FDA’s requirements to obtain approval to sell our proposed products. Finally, even if we succeed in our attempt to raise additional funds, there can be assurance that we will be successful in obtaining FDA approval to sell our proposed products, or if we are able to obtain FDA approval to sell our proposed products, there can be no assurance that we will be successful in selling significant quantities of those proposed products at a price that will enable us to achieve profitability.

As described elsewhere, without an infusion of cash, we will exhaust our cash reserves within months, and as a result, we may have to cease operations. As of June 30, 2006, we have a cash balance of approximately $341,000 and we have accrued expenses and accounts payable as of that date of approximately $73,000. Our monthly payroll and payroll-related expenses are approximately $2,600, and our monthly rent expense is approximately $2,400. Our other major expenditures relate to the cost of liability insurance and professional fees to our attorneys, our independent registered public accountants and our clinical trial consultants. Additional development work on our proposed pharmaceutical products will depend on the future availability of cash.

Our future working capital requirements and our ability to continue operations are based on various factors and assumptions, which are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in our being unable to continue the development of our proposed pharmaceutical products. Any such adverse developments may also result in the incurrence of unforeseen expenses or our being unable to control expected expenses and overhead. Furthermore, without an infusion of cash, we will exhaust our cash reserves within months. If we incur unforeseen expenses or fail to control our expected expenses and overhead, we will likely be unable to continue operations in the absence of obtaining additional sources of cash. The risks and uncertainties regarding management’s expectations are also described under the heading “Risk Factors”.

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

Research and Development Projects

We are an early stage biopharmaceutical company engaged in the discovery, development and commercialization of complementary and alternative therapies for the treatment of three principal forms of carbohydrate intolerance and their associated complications – Type 2 diabetes, Syndrome X, and impaired glucose tolerance. We have been granted patents and filed patent applications for a number of proprietary formulations and combination therapies, including formulations with existing diabetes medications, for use in the treatment of Type 2 diabetes. We intend to use our proprietary formulations to develop prescription treatments for diabetes and related metabolic disorders. These products are in an early stage of development and no regulatory filings to commercialize our products have yet been made with the United States Food and Drug Administration, or FDA or any similar state or foreign authorities. We have completed an initial clinical study of a specific formulation and demonstrated a consistent improvement in glycated hemoglobin levels (A1c), compared to base line, after three months of treatment in a diabetic population. The observed reduction in A1c, (which is an established long-term measure of blood glucose), in this open-label study was in excess of 2% for all treatment groups. This reduction contemplates an average improvement in excess of 20% in blood glucose parameters in this patient population. This included patients taking the initial product candidate as monotherapy, as well as with concomitant medications. We believe that these clinical studies may suggest that our formulations show the potential for enhancing currently available oral antidiabetic therapeutic agents. We intend to conduct follow-on feasibility clinical trials with one or more of our formulations with a goal of confirming and extending the results of our initial clinical studies. We believe that the successful completion of these feasibility trials could lead to partnering opportunities in the pharmaceutical industry. We are in the process of develoing a clinical research protocol and related activities to support the initiation of such feasibility clinical trials. We are not currently in discussions with the FDA regarding the specific requirements for approval of our products.

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

Results of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Total operating expenses decreased to $449,548 for the three months ended June 30, 2006, from $865,068 for the same time period in 2005. During the fourth quarter of 2005, we terminated one employee, and reduced the salaries of the three remaining employees to $14,400 annually. Effective March 15, 2006, we terminated another employee and incurred a $35,000 non-cash termination charge related to the issuance to the terminated employee of a warrant to acquire 50,000 shares of our common stock. As a result, payroll-related expenses decreased for the three months ended June 30, 2006 to $8,109, from $136,799 for the same period in 2005. Also, effective November 1, 2005, we stopped paying cash fees to our outside directors. Director fees for the three months ended June 30, 2006 and 2005 were zero and $27,000, respectively. Total operating expenses for the three months ended June 30, 2006 and 2005 included non-cash stock-based compensation charges of $280,815 and $470,000, respectively, which were determined in accordance with the provisions of SFAS No. 123(R). In addition, in May 2006, we began the development of a clinical research protocol and began conducting other activities to support the initiation of new clinical trials related to our proposed pharmaceutical products. The cost of the clinical trial work during the three months ended June 20, 2006 was $25,100 compared to zero for the same time period in 2005. The remaining operating expenses consisted primarily of legal and accounting fees, consultants and insurance.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Total operating expenses decreased to $1,001,802 for the six months ended June 30, 2006, from $1,756,849 for the same time period in 2005. During the fourth quarter of 2005, we terminated one employee, and reduced the salaries of the three remaining employees to $14,400 annually. Effective March 15, 2006, we terminated another employee and incurred a $35,000 non-cash termination charge related to the issuance to the terminated employee of a warrant to acquire 50,000 shares of our common stock. As a result, payroll-related expenses decreased for the six months ended June 30, 2006 to $19,462, from $266,269 for the same period in 2005. Also, effective November 1, 2005, we stopped paying cash fees to our outside directors. Director fees for the six months ended June 30, 2006 and 2005 were zero and $54,000, respectively. Total operating expenses for the six months ended June 30, 2006 and 2005 included non-cash stock-based compensation charges of $602,319 and $940,000, respectively, which were determined in accordance with the provisions of SFAS No. 123(R). In addition, in May 2006, we began the development of a clinical research protocol and began conducting other activities to support the initiation of new clinical trials related to our proposed pharmaceutical products. The cost of the clinical trial work during the six months ended June 20, 2006 was $25,100 compared to zero for the same time period in 2005. The remaining operating expenses consisted primarily of legal and accounting fees, consultants and insurance.

Liquidity and Capital Resources

We have significant liquidity and capital resources issues relative to our recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern. We have incurred losses and negative cash flows from operations since inception and we have an accumulated deficit of $6.8 million at June 30, 2006. As of June 30, 2006, we have a cash balance of approximately $341,000 and we have accrued expenses and accounts payable as of that date of approximately $73,000. Our monthly payroll and payroll-related expenses are approximately $2,600, and our monthly rent expense is approximately $2,400. Our other major expenditures relate to the cost of liability insurance and professional fees to our attorneys, our independent registered public accountants and our clinical trial consultants. Additional development work on our proposed pharmaceutical products will depend on the future availability of cash.

Our future working capital requirements and our ability to continue operations are based on various factors and assumptions, which are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. If these assumptions prove incorrect, the duration of the time period during which we could continue operations could be materially shorter. Also, the occurrence of adverse developments related to these risks and uncertainties or others could result in our being unable to continue the development of our proposed pharmaceutical products. Any such adverse developments may also result in the incurrence of unforeseen expenses or our being unable to control expected expenses and overhead.

Based on these circumstances, our cash reserves may be exhausted in a matter of months. As a result, we may have to cease operations unless we are able to obtain an infusion of cash. In that regard, we are actively pursuing potential sources of financing for the Company, but there can be no assurance we can successfully complete a financing before we exhaust our cash resources. Accordingly, our ability to continue as a going concern and proceed with the development work on our proposed pharmaceutical products is uncertain and dependent upon obtaining additional capital and/or entering into a strategic partner relationship. The risks and uncertainties regarding management’s expectations are also described under the heading “Risk Factors”.

We have financed our operations primarily through the sale of equity securities, stockholder loans and limited revenues from the sale of our over-the-counter products. We invest excess cash in investment securities that will be used to fund future operating costs. We primarily fund current operations with our existing cash and investments. We had no revenues or other income sources for the six months ended June 30, 2006 to cover operating expenses, and we do not expect any revenues in the foreseeable future.

As of June 30, 2006, we have no long-term financial commitments. However, in order to finance additional feasibility trials to further validate our products, we will need to raise a significant amount of capital. We will also need to raise additional capital to finance our future operating cash needs. We may seek to raise capital through the sale of equity or debt securities or the development of other funding mechanisms. In addition, we may seek to form a strategic partnership for the development and commercialization of our products.

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

Stock-based compensation: We have adopted SFAS No. 123(R), Accounting for Share-Based Compensation, effective in 2004. Stock-based compensation for the three months and six months ended June 30, 2006 and 2005 was $280,815, $602,319, $470,000 and $940,000, respectively.

Effect of New Accounting Standards

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140”, which clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to affect future reporting or disclosures.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to affect future reporting or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in short-term investments that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Because we have minimal debt, our exposure to market risks associated with changes in interest rates arise from increases or decreases in interest income earned on our investment portfolio. We attempt to ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investments. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2006.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the three months and six months ended June 30, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We require additional financing and are uncertain of the availability or terms of additional funding, and if additional financing is not available or not available on acceptable terms, we will have to cease operations within months.

As of June 30, 2006, we have no long-term financial obligations. However, our cash balance as of June 30, 2006 is approximately $341,000 and we have accrued expenses and accounts payable as of that date of approximately $73,000. Our monthly payroll and payroll related expenses are approximately $2,600, and our monthly rent expense is approximately $2,400. Our other major expenditures relate to the cost of liability insurance and professional fees to our attorneys, our independent registered public accountants and our clinical trial consultants. We are actively seeking to raise additional funds through one or more private placements of our securities and/or a strategic partnership to finance our operations, and, in particular, planned feasibility clinical trials to further validate our drug candidates. Based on these circumstances, our cash reserves may be exhausted in a matter of months, if not earlier. As a result, we may have to cease operations unless we are able to obtain an infusion of cash.

We believe we will require a minimum of $3.2 million of additional funds to undertake our planned feasibility clinical trials and maintain our operations. If we are unable to secure such additional financing, we will have to significantly curtail our clinical development activities, delaying the clinical development and potential regulatory approval of our drug candidates, and our business will be materially and adversely impacted.

Accordingly, we may issue additional shares and warrants to raise additional financing in 2006 and we have little control over the timing of any resales of such shares. As a result, the market price of our common stock may fall if a large portion of those shares is sold in the public market. We may raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot be certain that the funding will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our business will be negatively affected, which could cause the price of our common stock to decline.

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

We have experienced significant operating losses in each period since our inception. As of June 30, 2006, we have incurred total losses of $6.8 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in conducting the initial open-label clinical trials, non-cash stock-based compensation for our executive officers and an outside director and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with clinical trials (see the Liquidity and Capital Resources section of this report preceding this section) as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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
John T. Hendrick Chief Financial Officer (Duly Authorized Officer and Chief Financial Officer)

Date: August 8, 2006

Akesis Pharmaceuticals, Inc. and Subsidiaries

Exhibit Index

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger and Reorganization dated September 27, 2004 by and among the Registrant, Ann Arbor Acquisition Corporation, and Liberty Mint, Ltd.

3.1(2)	Articles of Incorporation, as amended, of the Registrant

3.2(2)	Bylaws of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on September 28, 2004.

(2)	Incorporated by reference to the Registrant’s Form 10-K as filed with the SEC on March 24, 2005.