Form 10-Q
period 2006-09-30
AKESIS PHARMACEUTICALS, INC.
filed 2006-10-27
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-27409

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 23, 2006
Common Stock, $0.001 par value per share	15,347,552 shares

AKESIS PHARMACEUTICALS, INC.

Form 10-Q

		Page
PART 1. FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited) For the Three Months and Nine Months Ended September 30, 2006 and 2005, and For the Cumulative Period From April 27, 1998 (date of inception of Akesis Pharmaceuticals Subsidiary, Inc., a Delaware corporation) to September 30, 2006	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2006 and 2005, and For the Cumulative Period from April 27, 1998 (date of inception of Akesis Pharmaceuticals Subsidiary, Inc.) to September 30, 2006	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION		18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signature		26

Exhibit Index		27

- i -

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$226,490	$388,551
Prepaid insurance and other current assets	35,510	9,164

Total current assets	262,000	397,715
Property and equipment, net	13,905	17,392

Total assets	$275,905	$415,107

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,009	$77,437

Total current liabilities	28,009	77,437

Total liabilities	28,009	77,437

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of September 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized: 15,347,552 and 15,167,552 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	15,348	15,168
Additional paid-in capital	7,460,171	6,173,556
Deficit accumulated during the development stage	(7,227,623)	(5,851,054)

Total stockholders’ equity	247,896	337,670

Total liabilities and stockholder’s equity	$275,905	$415,107

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited) For the Three Months and Nine Months

Ended September 30, 2006 and 2005, and For the Cumulative Period From April 27, 1998 (date of inception of Akesis Pharmaceuticals Subsidiary, Inc., a Delaware corporation) to September 30, 2006

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period from April 27, 1998 Through September 30, 2006
	2006	2005	2006	2005
Revenue	$—	$—	$—	$—	$226,884
Cost of goods sold	—	—	—	—	62,314

Gross margin	—	—	—	—	164,570
Operating costs and expenses:
Selling, general and administrative	378,272	779,439	1,354,974	2,536,287	7,110,903
Research and development	2,100	—	27,200	—	284,144

Total expenses	380,372	779,439	1,382,174	2,536,287	7,395,047

Loss from operations	(380,372)	(779,439)	(1,382,174)	(2,536,287)	(7,230,477)
Interest income, net	2,367	1,714	7,405	7,174	19,271
Other expense, net	—	—	—	—	(9,817)

Loss before income taxes	(378,005)	(777,725)	(1,374,769)	(2,529,113)	(7,221,023)
Provision for income taxes	—	—	1,800	3,200	6,600

Net loss	$(378,005)	$(777,725)	$(1,376,569)	$(2,532,313)	$(7,227,623)

Net loss per common share- basic and diluted	$(0.02)	$(0.05)	$(0.09)	$(0.17)	$(0.99)

Weighted-average common shares outstanding- basic and diluted	15,347,552	14,992,552	15,308,321	14,992,552	7,317,976

See accompanying notes.

Akesis Pharmaceuticals, Inc.

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended

September 30, 2006 and 2005, and For the Cumulative Period from April 27, 1998 (date of inception of Akesis Pharmaceuticals Subsidiary, Inc.) to September 30, 2006

	Nine Months Ended September 30,		Cumulative Period from April 27, 1998 Through September 30, 2006
	2006	2005
Cash flows from operating activities:
Net loss	$(1,376,569)	$(2,532,313)	$(7,227,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,487	3,028	15,177
Stock-based compensation	883,134	1,410,000	3,869,370
Warrants issued for employee termination costs	35,000	35,000
Warrants issued for private placement fees	18,965	50,572
Changes in assets and liabilities:
Prepaid insurance and other current assets	(26,346)	86,699	(35,510)
Other assets	—	—	(815)
Accounts payable	(49,428)	(11,797)	28,009

Net cash used in operating activities	(511,757)	(1,044,383)	(3,265,820)
Cash flows from investing activities:
Purchase of property and equipment	—	(21,583)	(28,268)

Net cash used in investing activities	—	(21,583)	(28,268)

Cash flows from financing activities:
Proceeds from stock issuances	349,696	—	3,520,578

Net cash provided by financing activities	349,696	—	3,520,578

Net increase (decrease) in cash and cash equivalents	(162,061)	(1,065,966)	226,490
Cash and cash equivalents at beginning of period	388,551	1,234,250	—

Cash and cash equivalents at end of period	$226,490	$168,284	$226,490

Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$—	$14,103
Income taxes paid	$1,800	$3,200	$6,600
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of shareholders’ loans to Series C convertible preferred stock	$—	$—	$129,615
Conversion of Series A, B and C convertible preferred stock to common stock	$—	$—	$1,120,404

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Akesis Pharmaceuticals, Inc., a Nevada corporation, (“we” or “us” or “our” or the “Company”) has prepared the condensed consolidated financial statements herein in accordance with the requirements for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended December 31, 2005. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our consolidated financial position as of September 30, 2006 and December 31, 2005, and the results of our operations for the three-month and nine-month periods ended September 30, 2006 and 2005. The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the operating results for the fiscal year ending December 31, 2006 or any future periods.

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

We have incurred losses and negative cash flows from operations since inception and we have an accumulated deficit of $7.2 million at September 30, 2006. These losses are attributable to a lack of significant revenue since inception. We do not anticipate any meaningful revenue in future periods until such time that we are able to obtain approval to sell our proposed pharmaceutical products in the U.S. from the Food and Drug Administration (FDA). Additionally, our continued lack of adequate funding and working capital has prevented us from complying with the FDA’s requirements to obtain approval to sell our proposed products. Finally, if we are able to obtain FDA approval to sell our proposed products, there can be no assurance that we will be successful in selling significant quantities of those proposed products at a price that will enable us to achieve profitability.

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

Our cash balance as of September 30, 2006, is approximately $226,000. Our monthly payroll and payroll related expenses are approximately $2,600, and our monthly rent expense is approximately $1,500. Our other major expenditures relate to the cost of liability insurance and professional fees to our attorneys, independent registered public accountants, public relations firm and clinical trial consultants.

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

Although Liberty acquired Akesis Delaware as a result of the transaction, Akesis Delaware stockholders held approximately 70% of the Company following the transaction. Accordingly, for accounting purposes, the acquisition was a “reverse acquisition” and Akesis Delaware was the “accounting acquiror.” Further, since Liberty discontinued its legacy business in 2001, it was a non-operating public shell with no continuing operations, and no intangible assets associated with Liberty were purchased by Akesis Delaware. Accordingly, the transaction was accounted for as a recapitalization of Akesis Delaware and recorded based on the fair value of Liberty’s net tangible assets acquired by Akesis Delaware. No goodwill or other intangible assets were recorded. The merger resulted in the issuance of 10,499,985 of Liberty’s common shares to Akesis Delaware’s pre-merger shareholders (on an as-converted basis). Effective January 11, 2005, Liberty changed its name to Akesis Pharmaceuticals, Inc. and the trading symbol was changed to AKES.OB.

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

Compensation costs for all share-based awards to employees and outside directors are measured based on the grant date fair value of those awards and is recognized over the period during which the employee or outside director is required to perform service in exchange for the award (generally over the vesting period of the award). The cost of share-based compensation awards is recognized during the period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and is amortized under the multiple option methodology prescribed by SFAS No. 123(R). As share-based compensation expense recognized in the consolidated statement of operations for the three months and nine months ended September 30, 2006 and 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS No. 123(R), will be recognized as an addition to additional paid-in capital. The adoption of the SFAS No. 123(R) fair value method resulted in a non-cash stock-based compensation charge of $280,815, $883,134, $470,000 and $1,410,000 on the Company’s reported results of operations for the three months and nine months ended September 30, 2006 and 2005, respectively.

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

For the periods ended September 30, 2006 and 2005, the following options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive:

	Periods Ended September 30,
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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to affect future reporting or disclosures.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS No. 87, 88, 106, and 132(R). SFAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company’s balance sheet date. SFAS No. 158 is effective for calendar year-end companies with publicly traded equity securities as of December 31, 2006. The Company does not expect the adoption of SFAS No. 158 to affect future reporting or disclosures.

5. Commitments, Contingencies and Related Party Transactions

The Company leases approximately 200 square feet of office space located in La Jolla, California pursuant to a month-to-month lease. The La Jolla office space is sublet from Avalon Ventures. One of the Company’s directors, Kevin Kinsella, is a general partner of Avalon. The Company’s lease for approximately 900 square feet of office space in Carefree, Arizona expired in July 2006. The Arizona office space was sublet from the Company’s former CEO at his cost. The Board of Directors has determined that the rent charged to the Company for both leases is fair and reasonable. The Company recorded rent expense during the three months and nine months ended September 30, 2006 and 2005 of $5,150, $20,950, $6,200 and $18,591, respectively.

6. Stock-based Compensation

Stock-based compensation expense for the three months and nine months ended September 30, 2006 and 2005 was $280,815, $883,134, $470,000 and $1,410,000, respectively. Since we have a net operating loss carryforward as of December 31, 2005, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. At the present time, we intend to issue new common shares upon the exercise of stock options. None of the share-based awards are classified as a liability as of September 30, 2006.

Immediately following the acquisition of Akesis Delaware by Liberty in December 2004, two executive officers became entitled, through their respective employment offer letters, to nonstatutory stock options with a term of 10 years to acquire a total of 1,062,499 shares of common stock at an exercise price of $1.50 per share. Twenty percent of the shares of common stock subject to the options vested as of the effective date of the officers’ employment immediately following the acquisition of Akesis Delaware by Liberty and one forty-eighth (1/48th) of the remaining shares subject to the options will vest each month following the effective date of the officers’ employment, subject to the officers’ continued employment with the Company on any such date. In addition, in the event of a change of control of the Company, the officers shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the officers would not otherwise be vested or exercisable.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes method for option pricing, and is amortized over the vesting period of the option using the multiple option methodology in accordance with the provisions of SFAS No. 123(R). The key assumptions in the Black-Scholes model are as follows: expected volatility, annual expected termination rate, and risk-free interest rate. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of options granted is based on our management’s estimate since our operating history is too brief to have established historical rates for employee termination and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. No options were granted during the nine months ended September 30, 2006 or 2005.

The following is a summary of the status of the 2004 nonstatutory options and the options under the 2005 Stock Plan for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2005	1,462,499	$1.62	8.96	$4.9
Granted	—		—
Exercised	—		—
Expired	(58,333)	$1.94
Cancelled	(141,667)	$1.94

Balance at September 30, 2006	1,262,499	$1.57	8.19	$4.7

Exercisable at September 30, 2006	667,708	$1.55	8.19	$2.6

A summary of the status of our non-vested stock options as of September 30, 2006 and changes during the nine months then ended are presented below.

	Number of Shares	Average Grant Date Fair Value Per Share
Nonvested at December 31, 2005	1,037,499	$3.02
Granted	—	—
Vested	(301,041)	2.74
Cancelled	(141,667)	1.94
Nonvested at September 30, 2006	594,791	3.61

As of September 30, 2006, there was $1.0 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.25 years. The total fair values of shares vested during the three months and nine months ended September 30, 2006 and 2005 were approximately $238,094, $825,739, $224,719 and $674,156, respectively.

7. Income Taxes

At December 31, 2005, Akesis Delaware had no federal income tax expense or benefit but did have federal tax net operating loss carryforwards (“NOL”) of approximately $3.5 million. The federal NOL will begin to expire in 2018, unless previously utilized. Pursuant to Internal Revenue Code Section 382 and 383, use of Akesis Delaware’s NOL may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred.

The Company incurred statutory minimum state tax expense of zero, $1,800, zero and $3,200 for the three months and nine months ended September 30, 2006 and 2005, respectively.

8. Subsequent Event

On October 2, 2006, the Company entered into a Separation Agreement and Release (the “Agreement”) with Edward Wilson, its former President, Chief Executive Officer and a member of the Company’s board of directors. The Agreement provided for, among other things, (i) reimbursement of Mr. Wilson’s expenses incurred on behalf of the Company, (ii) cancellation of that certain Stand-Alone Stock Option Agreement dated January 24, 2005 granting Mr. Wilson an option to purchase up to 862,499 shares of Company common stock, (iii) the issuance of a warrant to purchase 250,000 shares of Company common stock at an exercise price per share of $0.94, the 10-day trailing average closing price of the Company’s common stock for the 10 days prior to and including October 2, 2006, for a purchase price of $2,500 (the “Warrant”), (iv) sale of the Company’s furniture for $100, (v) termination of the offer letter by and between Mr. Wilson and the Company dated December 13, 2004, (vi) a general release of all claims, known and unknown, against the Company, and (vii) resignation by Mr. Wilson as Chief Executive Officer, President and member of the Company’s board of directors. The Warrant may be exercised until the earlier of (i) three years following issuance and (ii) a change of control of the Company. The issuance of the Warrant will result in a non-cash charge to earnings in the fourth quarter of 2006 of approximately $191,000. In addition, the Company will recognize a loss on disposal of assets related to the sale of the furniture in the fourth quarter of 2006 of approximately $14,000.

On October 2, 2006, the Company’s board of directors granted to (a) Jay Lichter, the Company’s newly appointed President, Chief Executive Officer and director, an option to purchase an aggregate of 500,000 shares of common stock, (b) Kevin Sayer, a director, an option to purchase an aggregate of 50,000 shares of common stock and (c) John Hendrick, the Company’s Chief Financial Officer, an option to purchase an aggregate of 50,000 shares of common stock. Each option was granted pursuant to a Stand-Alone Stock Option Agreement and all shares are exercisable at a per share exercise price equal to $0.94, the 10-day trailing average closing price of the Company’s common stock for the 10 days prior to and including October 2, 2006. The shares shall vest monthly for the next 36 months.

The issuances of the Warrant and each Stand-Alone Stock Option Agreement were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

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

As of September 30, 2006, we have a cash balance of approximately $226,000. As described elsewhere, without a near-term cash infusion, we will exhaust our cash reserves within months, if not earlier and as a result, we may have to cease operations. Our monthly payroll and payroll related expenses are approximately $2,600, and our monthly rent expense is approximately $1,500. Our other major expenditures relate to the cost of liability insurance and professional fees to our attorneys, independent registered public accountants, public relations firm and clinical trial consultants. Additional development work on our proposed pharmaceutical products will depend on the future availability of cash.

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

If the Company receives a near-term minimum cash infusion of $500,000, management anticipates that our cash balances will be sufficient to meet our anticipated minimum operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which we could continue operations could be materially shorter. To continue our operations under such a minimum financing scenario, we will need to continue to keep our expenditures at a minimal level, and secure an additional financing. In addition, such a minimal cash infusion would not be sufficient to enable us to continue the development of our proposed pharmaceutical products. While we are working to obtain a near-term cash infusion, we cannot assure you that our efforts in that regard will be successful. In addition to such near-term financing for our minimum operating requirements, we continue to seek financing in order to continue the development of our proposed products.

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

Although Liberty acquired Akesis Delaware as a result of the transaction, Akesis Delaware stockholders held approximately 70% of the Company following the transaction. Accordingly, for accounting purposes, the acquisition was a “reverse acquisition” and Akesis Delaware was the “accounting acquiror.” Further, since Liberty discontinued its legacy business in 2001, it was a non-operating public shell with no continuing operations, and no intangible assets associated with Liberty were purchased by Akesis Delaware. Accordingly, the transaction was accounted for as a recapitalization of Akesis Delaware and recorded based on the fair value of Liberty’s net tangible assets acquired by Akesis Delaware. No goodwill or other intangible assets were recorded. The merger resulted in the issuance of 10,499,985 of Liberty’s common shares to Akesis Delaware’s pre-merger shareholders (on an as-converted basis). Effective January 11, 2005, Liberty changed its name to Akesis Pharmaceuticals, Inc. and the trading symbol was changed to AKES.OB.

The following discussion of results of operations, liquidity and capital resources contains forward-looking statements that involve risks and uncertainties. As described above, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed below and under the heading entitled “Risk Factors”.

Research and Development Projects

We are an early stage biopharmaceutical company engaged in the discovery, development and commercialization of therapies for the treatment of three principal forms of carbohydrate intolerance and their associated complications – Type 2 diabetes, Syndrome X, and impaired glucose tolerance. We have been granted patents and filed patent applications for a number of proprietary combination therapies, including combinations with existing diabetes medications, for use in the treatment of Type 2 diabetes. Our therapies are directed to combinations of Vanadium, an insulin mimetic, and Chromium, a glucose mobilizer, with current and future diabetes treatments, such as Metformin. We intend to use our proprietary therapies to develop prescription treatments for diabetes and related metabolic disorders. These products are in an early stage of development and no regulatory filings to commercialize our products have yet been made with the United States Food and Drug Administration, or FDA or any similar state or foreign authorities. We have completed an initial clinical study of a specific formulation and demonstrated a consistent improvement in glycated hemoglobin levels (A1c), compared to base line, after three months of treatment in a diabetic population. The observed reduction in A1c, (which is an established long-term measure of blood glucose), in this open-label study was in excess of 2% for all treatment groups. This reduction contemplates an average improvement in excess of 20% in blood glucose parameters in this patient population. This included patients taking the initial product candidate as monotherapy, as well as with concomitant medications. We recently cited a double blind placebo controlled study performed independently by the Pennington Biomedical Research Center of Baton Rouge, LA, to test the efficacy of one of our experimental therapies in patients with Type 2 diabetes. The Pennington study concluded that the use of Chromium picolineate with Sulfonylurea reduced A1c levels by about 0.6% compared to placebo and an attenuation of weight gain by over 1 kg during the course of the study. We believe that these clinical studies suggest that our therapies show the potential for enhancing currently available oral antidiabetic therapeutic agents. We are currently planning clinical trials for several potential products.

We intend to conduct double-blind placebo controlled clinical trials with one or more of our therapies with a goal of confirming and extending the results of our initial clinical studies. We believe that the successful completion of these Phase 2 clinical trials could lead to partnering opportunities in the pharmaceutical industry. We are not currently in discussions with the FDA regarding the specific requirements for approval of our products.

The risks and uncertainties associated with completing the development of our products on schedule, or at all, include the following, as well the other risk factors described in this report:

•	Our products may not be shown to be safe and efficacious in the clinical trials;

•	We may be unable to obtain regulatory approval of our products or be unable to obtain such approval on a timely basis;

•	We may be unable to recruit enough patients to complete the clinical trials in a timely manner;

•	We may not have adequate funds to complete the development of our products even if we secure the additional amount of capital we have targeted if we have underestimated the cost of the clinical trials; and

•	Our intellectual property may be challenged.

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

Results of Operations for the Three Months and Six Months Ended June 30, 2005 and 2004

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Total operating expenses decreased to $380,372 for the three months ended September 30, 2006, from $779,439 for the same time period in 2005. During the fourth quarter of 2005, we terminated one employee, and reduced the salaries of the three remaining employees to $14,400 annually. We also terminated another employee during the first quarter of 2006. As a result, payroll-related expenses decreased for the three months ended September 30, 2006 to $7,630 from $136,276 for the same period in 2005. Also, effective November 1, 2005, we stopped paying cash fees to our outside directors. Director fees for the three months ended June 30, 2006 and 2005 were zero and $27,000, respectively. Total operating expenses for the three months ended September 30, 2006 and 2005 included non-cash stock-based compensation charges of $280,815 and $470,000, respectively, which were determined in accordance with the provisions of SFAS No. 123(R). The remaining operating expenses consisted primarily of legal and accounting fees, consultants and insurance.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Total operating expenses decreased to $1,382,174 for the nine months ended September 30, 2006, from $2,536,287 for the same time period in 2005. During the fourth quarter of 2005, we terminated one employee, and reduced the salaries of the three remaining employees to $14,400 annually. Effective March 15, 2006, we terminated another employee and incurred a $35,000 non-cash termination charge related to the issuance to the terminated employee of a warrant to acquire 50,000 shares of our common stock. As a result, payroll-related expenses decreased for the nine months ended September 30, 2006 to $27,092 from $402,544 for the same period in 2005. Also, effective November 1, 2005, we stopped paying cash fees to our outside directors. Director fees for the nine months ended September 30, 2006 and 2005 were zero and $81,000, respectively. Total operating expenses for the nine months ended September 30, 2006 and 2005 included non-cash stock-based compensation charges of $883,134 and $1,410,000, respectively, which were determined in accordance with the provisions of SFAS No. 123(R). In addition, in May 2006, we began the development of a clinical research protocol and began conducting other activities to support the initiation of new clinical trials related to our proposed pharmaceutical products. The cost of the clinical trial work during the nine months ended September 30, 2006 was $27,200 compared to zero for the same time period in 2005. The remaining operating expenses consisted primarily of legal and accounting fees, consultants and insurance.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, stockholder loans and limited revenues from the sale of our over-the-counter products. We invest excess cash in investment securities that will be used to fund future operating costs. Cash, cash equivalents and investment securities totaled $226,490 at September 30, 2006, compared to $388,551 at December 31, 2005. We primarily fund current operations with our existing cash and investments. Cash used in operating activities for the nine months ended September 30, 2006 totaled $511,757. We had no revenues or other income sources for the nine months ended September 30, 2006 to cover operating expenses, and we do not expect any revenues in the foreseeable future.

Our monthly payroll and payroll related expenses are approximately $2,600, and our monthly rent expense is approximately $1,500. Our other major expenditures relate to the cost of liability insurance and professional fees to our attorneys, independent registered public accountants, public relations firm and clinical trial consultants. Based on these circumstances, our cash reserves may be exhausted in a matter of months, if not earlier. As a result, we may have to cease operations unless we are able to obtain a near-term cash infusion. In that regard, we are actively pursuing potential sources of financing for the Company, but there can be no assurance we can successfully complete a financing before we exhaust our cash resources. Accordingly, our ability to continue as a going concern and proceed with the development work on our proposed pharmaceutical products is uncertain and dependent upon obtaining additional capital and/or entering into a strategic partner relationship.

If the Company receives a near-term minimum cash infusion of $500,000, management anticipates that our cash balances will be sufficient to meet our anticipated minimum operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which we could continue operations could be materially shorter. To continue our operations under such a minimum financing scenario, we will need to continue to keep our expenditures at a minimal level, and secure an additional equity infusion. In addition, such a minimal cash infusion would not be sufficient to enable us to continue the development of our proposed pharmaceutical products. While we are working to obtain a near-term cash infusion, we cannot assure you that our efforts in that regard will be successful. In addition to such near-term financing for our minimum operating requirements, we continue to seek financing in order to continue the development of our proposed products. The risks and uncertainties regarding management’s expectations are also described under the heading “Risk Factors”.

As of September 30, 2006, we have no long-term financial commitments. However, in order to finance additional feasibility trials to further validate our products, we will need to raise a significant amount of capital. We will also need to raise additional capital to finance our future operating cash needs. We may seek to raise capital through the sale of equity or debt securities or the development of other funding mechanisms. In addition, we may seek to form a strategic partnership for the development and commercialization of our products.

We believe that minimum proceeds of $3.0 million of additional capital will be required to enable us to fund at least one clinical feasibility study as well as all of our general and administrative expenses for approximately the next twelve to eighteen months. Each additional clinical study will cost us approximately $1.5 million and if as much as $6.0 million of proceeds in additional capital are realized, then we anticipate conducting a total of two clinical studies over the next 18 months.

If we are successful in raising additional capital, the first clinical feasibility study that we intend to initiate is the one related to our metformin combination product. If we realize sufficient proceeds from future sources of capital, then we also plan to conduct clinical studies related to another to-be-determined combination product.

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

Stock-based compensation: We have adopted SFAS No. 123R, Accounting for Share-Based Compensation, effective in 2004. Stock-based compensation for the three months and nine months ended September 30, 2006 and 2005 was $280,815, $883,134, $470,000 and $1,410,000, respectively.

Effect of New Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to affect future reporting or disclosures.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of SFAS No. 87, 88, 106, and 132(R). SFAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company’s balance sheet date. SFAS No. 158 is effective for calendar year-end companies with publicly traded equity securities as of December 31, 2006. The Company does not expect the adoption of SFAS No. 158 to affect future reporting or disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in short-term investments that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Because we have minimal debt, our exposure to market risks associated with changes in interest rates arise from increases or decreases in interest income earned on our investment portfolio. We attempt to ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investments. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2006.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the nine months ended September 30, 2006, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

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

As of September 30, 2006, we have no long-term financial obligations. However, our cash balance as of September 30, 2006 is approximately $226,000. Our monthly payroll and payroll related expenses are approximately $2,600, and our monthly rent expense is approximately $1,500. Our other major expenditures relate to the cost of liability insurance and professional fees to our attorneys, our independent registered public accountants, public relations firm and clinical trial consultants. We are actively seeking to raise additional funds through one or more private placements of our securities and/or a strategic partnership to finance our operations, and, in particular, planned feasibility clinical trials to further validate our drug candidates. We believe we will require a minimum of $500,000 to fund our general corporate overhead for the next several months. Based on these circumstances, our cash reserves may be exhausted in a matter of months, if not earlier. As a result, we may have to cease operations unless we are able to obtain a near-term cash infusion.

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

We have experienced significant operating losses in each period since our inception. As of September 30, 2006, we have incurred total losses of approximately $7.2 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in conducting the initial open-label clinical trials, stock-based compensation for our executive officers and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with clinical trials (see the Liquidity and Capital Resources section of this report preceding this section) as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We cannot predict whether we will encounter problems with any of our completed, or planned clinical studies that will cause us or regulatory authorities to delay or suspend planned clinical studies. If the results of our planned clinical studies for our proprietary formulations are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies or if we encounter delays in our ability to scale-up our manufacturing processes, we may have to delay our planned filings seeking regulatory approval of our proprietary formulations. Additionally, we may not have the financial resources to continue research and development of any of our proprietary formulations; and we may not be able to enter into additional collaborative arrangements relating to any proprietary formulations subject to delay in clinical studies or delay in regulatory filings.

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

Our success largely depends on the skills, experience and efforts of our key personnel, including our Chief Executive Officer, Jay Lichter. We have entered into a written employment agreement with Mr. Lichter that can be terminated at any time by us or by Mr. Lichter. The loss of Mr. Lichter, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.

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

Date: October 27, 2006

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