Form 10-K/A
period 2006-12-31
AKESIS PHARMACEUTICALS, INC.
filed 2007-05-21
CIK 1042420

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

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

Explanatory Note

Restatement of Consolidated Financial Statements

On May 11, 2007, following consultation with, and upon the recommendation of, the management of Akesis Pharmaceuticals, Inc. (“we” or the “Company”), the board of directors of the Company determined that it was necessary to restate the Company’s previously issued consolidated financial statements for the fiscal quarter and year ended December 31, 2006 in order to correct the amount of stock-based compensation expense recorded by the Company for those periods. As a result, this Amendment on Form 10-K/A (the “Amendment” or “Form 10-K/A”) is being filed to reflect the restatement of the previously issued consolidated financial statements for the fiscal quarter and year ended December 31, 2006, which were included in our Form 10-K as originally filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2007 (the “Form 10-K”).

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires all share-based payments to employees, including stock awards, to be recognized as expenses in the issuer’s financial statements based on the fair values of those payments, reduced as appropriate based on any estimated forfeitures. In the case of stock-based compensation, the estimation of the number of stock awards that will ultimately be forfeited requires significant judgment and is based on the issuer’s determination of an appropriate rate of estimated forfeitures calculated by reference to a variety of data and assumptions. SFAS No. 123(R) also requires issuers to periodically review their estimated forfeiture rates and, to the extent necessary based on differences between estimated and actual results, to revise such estimated forfeiture rates. In the event of such a revision, any differences between estimated and actual results are required by SFAS No. 123(R) to be recorded as a cumulative adjustment in the period in which the estimated forfeiture rate is revised.

In May 2007, the Company conducted a review of its estimated forfeiture rate, taking into account, among other things, the types of awards typically granted by the Company, the types of employees who typically receive such awards and the Company’s historical forfeiture rate. As a result of this review, the Company determined that, due to the resignation of the Company’s former chief executive officer in October 2006 and the corresponding forfeiture by such former chief executive officer of a large number of stock awards, the Company’s estimated rate of forfeitures should have been materially revised during the fiscal quarter ended December 31, 2006. Accordingly, as required by SFAS No. 123(R), the Company revised its estimated forfeiture rate based on the differences between its estimated and actual results. However, because the Company determined that it should have revised its estimated forfeiture rate concurrently with the resignation of the Company’s former chief executive officer in the fiscal quarter ended December 31, 2006, the Company likewise concluded that the cumulative adjustment required by SFAS No. 123(R) should have been recorded in that period as opposed to the period during which the Company conducted the review.

The Company has calculated the amount of the necessary cumulative adjustment to be equal to $1,047,575, which amount should have been recorded as a reduction of non-cash stock-based compensation expense within the Company’s operating expenses in the fiscal quarter ended December 31, 2006. Previously, in the Form 10-K, the Company reported a non-cash stock-based compensation expense of $1,150,961 for the fiscal year ended December 31, 2006. As a result, after applying the necessary cumulative adjustment referenced above, this Amendment reflects the restatement of the Company’s non-cash stock-based compensation expense for the fiscal year ended December 31, 2006 as being equal to $103,386.

The restatement reflected in this Amendment does not result in a change in the Company’s previously reported revenues, cash flow from operations or total cash and cash equivalents shown in its financial statements for the fiscal quarter and year ended December 31, 2006. Instead, the resulting reduction in non-cash stock-based compensation expense effects a decrease of $1,047,575 in the Company’s net loss for the fiscal quarter and year ended December 31, 2006. In addition, because the amount of the reduction in non-cash stock-based compensation expense decreased both the Company’s accumulated deficit and paid-in capital, there was no net effect on the Company’s balance sheet at December 31, 2006. Likewise, the restatement has no impact on the Company’s operating results for any periods prior to the fiscal quarter ended December 31, 2006.

For further discussion regarding the restatement, see Note 1 to our consolidated financial statements for the fiscal quarter and year ended December 31, 2006, included in Item 8 in this Amendment.

All information in this Amendment is as of February 9, 2007, the filing date of the Form 10-K, and does not reflect any subsequent information or events other than the restatement and adjustments discussed in this Explanatory Note and in Note 1 to our consolidated financial statements. In particular, we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-K, nor have we modified or updated those disclosures in any way other than as described in the following paragraph. In addition, this Amendment does not attempt to restate all of the information contained in the

Form 10-K that has not been specifically affected by the restatement. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our filings made with the SEC subsequent to the filing of the Form 10-K on February 9, 2007. Without limiting the generality of the foregoing, please note that certain capitalized terms used in this Amendment have previously been defined or explained in the Form 10-K, and such definitions and/or explanations have not been duplicated in this Amendment.

This Amendment updates the following information, and only the following information, from the Form 10-K in order to reflect the effects of the restatement and miscellaneous related adjustments:

Part I – Item 1A – Risk Factors

Part II – Item 6 – Selected Financial Data

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 8 – Financial Statements and Supplementary Data

Part II – Item 9A – Controls and Procedures

Part IV – Item 15 – Exhibits

AKESIS PHARMACEUTICAL, INC.

FORM 10-K/A

Year Ended December 31, 2006

PART I

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

We have experienced significant operating losses in each period since our inception. As of December 31, 2006 (as restated), we have incurred total losses of $7.2 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in conducting the initial open-label clinical trials, stock-based compensation for our executive officers and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with clinical trials (see the Liquidity and Capital Resources section of this report below) as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The preparation of our financial statements requires the use of certain assumptions and estimates. If the facts underlying these assumptions or estimates change, or if our analyses and conclusions change, our financial position and operating results could vary significantly from period to period.

We must make certain assumptions and estimates when preparing our consolidated financial statements. These assumptions and estimates are formed by reference to a wide range of matters including, but not limited to, facts relating to our stock-based compensation practices. For instance, we consider employee turnover, forfeiture rates, expected stock volatility and expected terms of stock options when forming critical assumptions and estimates on which we base our financial reporting . If any of the facts underlying these assumptions and estimates change, or if our analyses and conclusions change, our operating results could be materially affected. For example, in connection with the resignation of the Company’s former chief executive officer in the quarter ended December 31, 2006, we became obligated under SFAS No. 123(R) to re-evaluate and revise our estimated forfeiture rates for stock-based compensation awards. As a result of the revisions to our estimates, our non-cash stock-based compensation expense for the quarter ended December 31, 2006 was dramatically lower than in prior periods. This reduction in expense may not be sustained over time, and we may experience other similar changes in operating results due to other changes in the assumptions and estimates we use when preparing our financial statements. Ultimately, these changes could increase the volatility in our stock price and could cause our stock price to decline.

If we fail to maintain an effective disclosure controls and procedures or if we have material weaknesses in our internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are responsible for establishing and maintaining effective disclosure controls and procedures and adequate internal control over financial reporting, in each case as prescribed by applicable SEC rules and regulations. Together, these elements are intended to provide reasonable (but not absolute) assurance regarding the reliability of our financial reporting. As a result of the restatement described in this Amendment, management has determined that our disclosure controls and procedures were not effective as of December 31, 2006 and that we have a material weakness in our internal control over financial reporting. As described in greater detail in Item 9A in this Amendment, this material weakness relates to our failure to implement a policy for routinely evaluating the assumptions and estimates that we use when calculating our non-cash stock-based compensation expenses in accordance with SFAS No. 123(R).

Since the time we determined that our disclosure controls and procedures were not effective and identified the material weakness in our internal control over financial reporting, we have devoted significant time to developing remedial measures to address these deficiencies. Although we believe that these measures have strengthened our disclosure controls and procedures and our internal control over financial reporting, we cannot be certain that they will ensure that we maintain effective disclosure controls and procedures or adequate internal control over our financial reporting in future periods. Any failure to maintain such effective disclosure controls and procedures or adequate internal control over financing reporting could adversely impact our ability to report our financial results on a timely and accurate basis. If we are no longer able to report our financial results on a timely and accurate basis, we may erode our investors’ understanding of and confidence in our financial reporting, as well as face severe consequences from regulatory authorities, either of which may have a material adverse affect on our business and a negative effect on the trading price of our stock.

PART II

Item 6.	Selected Financial Data

The following table shows selected financial data for the last five years ended December 31, 2006. The selected financial data has been derived from our audited consolidated financial statements for years 2002 through 2006 and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements, and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7 of Part II of this Amendment. The selected financial data has been adjusted to reflect the restatement of the Company’s consolidated financial statements for the year ended December 31, 2006 as set forth in this report. The consolidated balance sheet data as of December 31, 2006, and the consolidated statement of operations data for the year ended December 31, 2006, have been restated to reflect the impact of the item discussed in Note 1 to the consolidated financial statements included in this Form 10-K/A. Please see the Explanatory Note to this Amendment and Note 1 to our consolidated financial statements for more detailed information regarding the restatement of our consolidated financial statements for the year ended December 31, 2006.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(as restated)
Consolidated Statement of Operations Data:

Revenues	$—	$—	$—	$4,785	$26,621

Operating expenses	$1,367,544	$3,110,246	$1,517,691	$28,480	$152,283

Loss from operations	$(1,367,544)	$(3,110,246)	$(1,517,691)	$(25,397)	$(130,726)

Net loss	$(1,357,992)	$(3,105,826)	$(1,525,539)	$(31,291)	$(132,687)

Net loss per common share—basic and diluted	$(0.08)	$(0.21)	$(0.24)	$(0.01)	$(0.02)

Weighted average common shares outstanding—basic and diluted	16,020,232	14,993,031	6,341,604	5,377,466	5,377,466

Consolidated Balance Sheet Data:

Cash and cash equivalents	$4,111,070	$388,551	$1,234,250	$—	$1,747

Working capital	$3,973,153	$320,278	$1,267,814	$(29,621)	$(20,814)

Total assets	$4,199,083	$415,107	$1,350,250	$—	$5,697

Stockholder loan	$—	$—	$—	$92,930	$70,716

Stockholders’ equity (deficit)	$4,058,615	$337,670	$1,267,814	$(122,551)	$(91,530)

	Quarters Ended (Unaudited)
Quarterly Statement of Operations Data For 2006:	March 31,	June 30,	September 30,	December 31,
				(as restated)
Total revenues	$—	$—	$—	$—

Net income (loss)	$(552,251)	$(446,313)	$(378,005)	$18,577

Basic and diluted net income (loss) per share	$(0.04)	$(0.03)	$(0.02)	$0.00

Basic and diluted weighted average number of shares of common stock	15,228,552	15,347,552	15,347,552	18,131,609

	Quarters Ended (Unaudited)
Quarterly Statement of Operations Data For 2005:	March 31,	June 30,	September 30,	December 31,
Total revenues	$—	$—	$—	$—

Net loss	$(892,500)	$(862,088)	$(777,725)	$(573,513)

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.05)	$(0.04)

Basic and diluted weighted average number of shares of common stock	14,992,552	14,992,552	14,992,552	14,994,454

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with our audited financial statements and accompanying notes included elsewhere in this Amendment. Operating results are not necessarily indicative of results that may occur in future periods.

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

Since Akesis Delaware was the surviving entity, the “Selected Financial Data” in Item 6 above and the “Financial Statements and Supplementary Data,” elsewhere in this Form 10-K/A reflect Akesis Delaware’s historical results of operations prior to its acquisition by us. The Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows is a discussion and analysis of that financial data. The accounts of Liberty and Akesis Delaware have been consolidated as of December 9, 2004, the effective date of the acquisition.

The following discussion of results of operations, liquidity and capital resources contains forward-looking statements that involve risks and uncertainties. As described in Part I, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed below and in the section entitled “Risk Factors” of this Amendment.

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

We have completed an initial clinical study of a specific combination product and demonstrated a consistent improvement in HbA1c levels, as compared to base line, after three months of treatment in a diabetic population. The observed overall reduction in HbA1c (which is an established long-term measure of blood glucose), in this open-label study was approximately 1.7% for all treatment groups. This reduction implies an average improvement of almost 20% in blood glucose parameters in this patient population, including patients taking the initial product candidate as monotherapy, as well as with concomitant medications. We believe that these clinical studies may suggest that our combinations show the potential for enhancing currently available oral antidiabetic therapeutic agents. We intend to conduct follow-on feasibility clinical trials with one or more of our combination products with a goal of confirming and extending the results of our initial clinical studies. We believe that the successful completion of these feasibility trials could lead to partnering opportunities in the pharmaceutical industry. We are not currently in discussions with the FDA regarding the specific requirements for approval of our products.

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

Results of Operations for the Years Ended December 31, 2006 and 2005

Year Ended December 31, 2006 Compared with December 31, 2005

Total operating expenses decreased to $1.4 million for the year ended December 31, 2006 (as restated), from $3.1 million for the same time period in 2005. During the fourth quarter of 2005, we terminated one employee, and reduced the salaries of the three remaining employees to $14,400 annually. Effective March 15, 2006, we terminated a third employee. Salaries for the two remaining employees remained at $14,400 annually through November 15, 2006. At that time we increased the annual salary of our Chief Executive Officer and Chief Financial Officer to $150,000 and $100,000, respectively, and in addition paid performance bonuses to the Chief Executive Officer and Chief Financial Officer of $100,000 and $106,300, respectively. As a result, our cash-based payroll costs for 2006 decreased to approximately $268,000 from approximately $448,000 during 2005. Our non cash-based compensation costs for 2006 consisted of $103,386 (as restated) of stock-based compensation charges determined in accordance with SFAS No. 123(R) and warrants issued to two terminated employees with a value of $230,105 determined in accordance with a Black-Scholes model. Non cash-based compensation expense for 2005 consisted of stock-based compensation of approximately $1.8 million determined in accordance with SFAS No. 123(R). The primary reason for the decline in non-cash stock-based compensation charges is that, in the fiscal quarter ended December 31, 2006 (as restated), we recognized a credit of approximately $1.0 million related to a cumulative change in the estimated forfeiture rate of stock options as more fully explained in Note 1 to the consolidated financial statements. Also, we did not pay cash fees to our outside directors from October 1, 2005 through November 16, 2006. Director fees for the years ended December 31, 2006 and 2005 were $9,000 and $81,000, respectively. In addition, in May 2006, we began the development of a clinical research protocol and began conducting other activities to support the initiation of new clinical trials related to our proposed pharmaceutical products. The cost of the clinical trial work during the year ended December 31, 2006 was approximately $98,000 compared to zero for 2005. Finally, our legal fees decreased to approximately $154,000 during the year ended December 31, 2006 from approximately $277,000 for 2005. The primary reason for the decrease in legal fees during 2006 was that 2005 was the first full year we were a publicly traded company.

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

Stock-based compensation: We adopted SFAS No. 123(R) in 2004. Stock-based compensation for 2006 (as restated), 2005 and 2004 was $103,386, $1,804,000 and $1,087,500, respectively. See the Explanatory Note to this Amendment and Note 1 to our consolidated financial statements for more detailed information regarding the restatement of our consolidated financial statements for the year ended December 31, 2006.

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

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements for the year ended December 31, 2006 have been restated.

SWENSON ADVISORS, LLP
Independent Registered Public Accounting Firm

San Diego, California
February 7, 2007, except for Note 1 which is as of May 15, 2007

Akesis Pharmaceuticals, Inc.

Consolidated Balance Sheets

As of December 31, 2006 and 2005

	2006	2005
	(as restated— see Note 1)

Assets

Current assets:

Cash and cash equivalents	$4,111,070	$388,551

Prepaid insurance and other current assets	2,551	9,164

Total current assets	4,113,621	397,715

Property and equipment, net	—	17,392

Debt issuance costs, net	85,462	—

Total assets	$4,199,083	$415,107

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable	$140,468	$77,437

Total current liabilities	140,468	77,437

Total liabilities	140,468	77,437

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:

Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, and zero shares issued and outstanding as of December 31, 2006 and December 31, 2005	—	—

Common stock, $0.001 par value, 50,000,000 shares authorized: 22,580,884 and 15,167,552 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	22,581	15,168

Additional paid-in capital	11,245,080	6,173,556

Accumulated deficit	(7,209,046)	(5,851,054)

Total stockholders’ equity	4,058,615	337,670

Total liabilities and stockholders’ equity	$4,199,083	$415,107

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(as restated— see Note 1)

Revenue	$—	$—	$—

Operating costs and expenses:

Selling, general and administrative	1,269,360	3,110,246	1,517,691

Research and development	98,184	—	—

Total expenses	1,367,544	3,110,246	1,517,691

Loss from operations	(1,367,544)	(3,110,246)	(1,517,691)

Interest income/(expense), net	25,157	7,620	(6,248)

Loss on disposal of assets	(13,805)	—	—

Loss before income taxes	(1,356,192)	(3,102,626)	(1,523,939)

Provision for income taxes	1,800	3,200	1,600

Net loss	$(1,357,992)	$(3,105,826)	$(1,525,539)

Net loss per common share – basic and diluted	$(0.08)	$(0.21)	$(0.24)

Weighted-average common shares outstanding – basic and diluted	16,020,232	14,993,031	6,341,604

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006, 2005, and 2004

	Convertible Preferred Stock
	Series A		Series B		Series C		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	404,444	$404	166,022	$166	—	$—	5,377,466	$1,633	$1,094,935	$(1,219,689)
Issuance of preferred stock – series C	—	—	—	—	288,653	289	—	—	129,326	—
Issuance of common stock	—	—	—	—	—	—	1,366,316	415	165,585	—
Conversion of preferred stock – series A	(404,444)	(404)	—	—	—	—	1,331,562	404	—	—
Conversion of preferred stock – series B	—	—	(166,022)	(166)	—	—	546,599	166	—	—
Conversion of preferred stock – series C	—	—	—	—	(288,653)	(289)	950,340	289	—	—
Exercise of stock options	—	—	—	—	—	—	927,702	282	134,072	—
Merger with Liberty Mint, Ltd.	—	—	—	—	—	—	4,492,567	11,804	1,386,631	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,087,500	—
Net loss	—	—	—	—	—	—	—	—	—	(1,525,539)

Balance at December 31, 2004	—	—	—	—	—	—	14,992,552	14,993	3,998,049	(2,745,228)
Issuance of common stock	—	—	—	—	—	—	175,000	175	339,900	—
Issuance of warrants for private	—	—	—	—	—	—	—	—	—	—
placement fees	—	—	—	—	—	—	—	—	31,607	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,804,000	—
Net loss	—	—	—	—	—	—	—	—	—	(3,105,826)

Balance at December 31, 2005	—	—	—	—	—	—	15,167,552	15,168	6,173,556	(5,851,054)
Issuance of common stock	—	—	—	—	—	—	7,413,332	7,413	4,589,813	—
Sale of warrants to former employees	—	—	—	—	—	—	—	—	3,000	—
Issuance of warrants for employee termination costs	—	—	—	—	—	—	—	—	230,105	—
Issuance of warrants for private placement fees	—	—	—	—	—	—	—	—	89,715	—
Issuance of warrants for debt issuance costs	—	—	—	—	—	—	—	—	55,505	—
Stock-based compensation (as restated)	—	—	—	—	—	—	—	—	103,386	—
Net loss (as restated)	—	—	—	—	—	—	—	—	—	(1,357,992)

Balance at December 31, 2006 (as restated)	—	$—	—	$—	—	$—	22,580,884	$22,581	$11,245,080	$(7,209,046)

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005, and 2004

	Year Ended December 31,
	2006	2005	2004
	(as restated— see Note 1)
Cash flows from operating activities:
Net loss	$(1,357,992)	$(3,105,826)	$(1,525,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,929	4,192	—
Loss on disposal of assets	13,805	—	—
Stock-based compensation	103,386	1,804,000	1,087,500
Warrants issued for private placement fees	89,715	31,607	—
Warrants issued for employee terminations	230,105	—	—
Changes in assets and liabilities:
Other current assets	6,613	106,836	(116,000)
Debt issuance costs, net of warrants issued to lender	(32,399)	—	—
Accounts payable	63,031	(4,999)	52,815

Net cash used in operating activities	(877,807)	(1,164,190)	(501,224)

Cash flows from investing activities:
Sale/(Purchase) of property and equipment	100	(21,584)	—

Net cash provided (used) in investing activities	100	(21,584)	—

Cash flows from financing activities:
Proceeds from Series C preferred stock issuances	—	—	129,615
Proceeds from common stock issuances	4,597,226	340,075	1,698,789
Proceeds from sale of warrants to former employees	3,000	—	—
Payment of shareholders’ loans	—	—	(92,930)

Net cash provided by financing activities	4,600,226	340,075	1,735,474

Net increase (decrease) in cash and cash equivalents	3,722,519	(845,699)	1,234,250
Cash and cash equivalents at beginning of period	388,551	1,234,250	—

Cash and cash equivalents at end of year	$4,111,070	$388,551	$1,234,250

Supplemental Disclosures of Cash Flow Information:
Interest Expense	$2,442	$—	$6,248
Income Taxes Paid	$1,800	$3,200	$1,600

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of shareholders’ loans to Series C convertible preferred stock	$—	$—	$129,615
Conversion of Series A, B and C convertible preferred stock to common stock	$—	$—	$1,120,404

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2006 (as restated) and 2005 and For the Years Ended December 31, 2006 (as restated), 2005 and 2004

1.	Restatement of Consolidated Financial Statements

Background Information (Unaudited)

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) requires all share-based payments to employees, including stock awards, to be recognized as expenses in the issuer’s financial statements based on the fair values of those payments, reduced as appropriate based on any estimated forfeitures. In the case of stock-based compensation, the estimation of the number of stock awards that will ultimately be forfeited requires significant judgment and is based on the issuer’s determination of an appropriate rate of estimated forfeitures calculated by reference to a variety of data and assumptions. SFAS No. 123(R) also requires issuers to periodically review their estimated forfeiture rates and, to the extent necessary based on differences between estimated and actual results, to revise such estimated forfeiture rates. In the event of such a revision, any differences between estimated and actual results are required by SFAS No. 123(R) to be recorded as a cumulative adjustment in the period in which the estimated forfeiture rate is revised.

In May 2007, the Company conducted a review of its estimated forfeiture rate, taking into account, among other things, the types of awards typically granted by the Company, the types of employees who typically receive such awards and the Company’s historical forfeiture rate. As a result of this review, the Company determined that, due to the resignation of the Company’s former chief executive officer in October 2006 and the corresponding forfeiture by such former chief executive officer of a large number of stock awards, the Company’s estimated rate of forfeitures should have been materially revised during the fiscal quarter ended December 31, 2006. Accordingly, as required by SFAS No. 123(R), the Company revised its estimated forfeiture rate based on the differences between its estimated and actual results. However, because the Company determined that it should have revised its estimated forfeiture rate concurrently with the resignation of the Company’s former chief executive officer in the fiscal quarter ended December 31, 2006, the Company likewise concluded that the cumulative adjustment required by SFAS No. 123(R) should have been recorded in that period as opposed to the period during which the Company conducted the review.

As a result of the foregoing, on May 11, 2007, following consultation with, and upon the recommendation of, the Company’s management, the board of directors of the Company determined that it was necessary to restate the Company’s previously issued consolidated financial statements for the fiscal quarter and year ended December 31, 2006 in order to correct the amount of stock-based compensation expense recorded by the Company for those periods.

Restatement (audited)

The restatement has been accounted for in accordance with SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”, as a revision of previously issued financial statements to reflect the correction of an error.

The Company has calculated the amount of the necessary cumulative adjustment resulting from the restatement to be equal to $1,047,575, which amount should have been recorded as a reduction of non-cash stock-based compensation expense within the Company’s operating expenses in the fiscal quarter ended December 31, 2006. Previously, in the Form 10-K, the Company reported a non-cash stock-based compensation expense of $1,150,961 for the fiscal year ended December 31, 2006. As a result, after applying the necessary cumulative adjustment referenced above, the Company’s non-cash stock-based compensation expense for the fiscal year ended December 31, 2006 is equal to $103,386.

The restatement does not result in a change in the Company’s previously reported revenues, cash flow from operations or total cash and cash equivalents shown in its financial statements for the fiscal quarter and year ended December 31, 2006. Instead, the resulting reduction in non-cash stock-based compensation expense effects a decrease of $1,047,575 in the Company’s net loss for the fiscal quarter and year ended December 31, 2006. In addition, because the amount of the reduction in non-cash stock-based compensation expense decreased both the Company’s accumulated deficit and paid-in capital, there was no net effect on the Company’s balance sheet at December 31, 2006. Likewise, the restatement has no impact on the Company’s operating results for any periods prior to the fiscal quarter ended December 31, 2006.

There is no difference between the gross adjustment to non-cash stock-based compensation described herein and the net effect after taxes as the Company has a history of net losses and a valuation allowance has been recorded to offset the net deferred tax assets for the year ended December 31, 2006.

Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued consolidated balance sheet as of December 31, 2006.

	December 31, 2006
		(adjustments)
	(as reported)	(1)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$4,111,070		$4,111,070
Prepaid insurance and other current assets	2,551		2,551

Total current assets	4,113,621	—	4,113,621

Property and equipment, net	—		—

Debt issuance costs, net	85,462		85,462

Total assets	$4,199,083	$—	$4,199,083

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$140,468		$140,468

Total current liabilities	140,468	—	140,468

Total liabilities	140,468	—	140,468

Commitments and contingencies (Note 5)	—		—

Stockholders' equity:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, and zero shares issued and outstanding as of December 31, 2006 and December 31, 2005	—		—
Common stock, $0.001 par value, 50,000,000 shares authorized: 22,580,884 and 15,167,552 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	22,581		22,581
Additional paid-in capital	12,292,655	(1,047,575)	11,245,080
Accumulated deficit	(8,256,621)	1,047,575	(7,209,046)

Total stockholders' equity	4,058,615	—	4,058,615

Total liabilities and stockholders' equity	$4,199,083	$—	$4,199,083

Consolidated Statements of Operations Adjustments

The following is a summary of the adjustments to our previously issued consolidated statements of operations for the year ended December 31, 2006.

	December 31, 2006
		(adjustments)
	(as reported)	(1)	(as restated)

Revenue	$—	$—	$—

Operating costs and expenses:
Selling, general and administrative	2,316,935	(1,047,575)	1,269,360
Research and development	98,184		98,184

Total expenses	2,415,119	(1,047,575)	1,367,544

Loss from operations	(2,415,119)	1,047,575	(1,367,544)
Interest income/(expense), net	25,157		25,157
Loss on disposal of assets	(13,805)		(13,805)

Loss before income taxes	(2,403,767)	1,047,575	(1,356,192)
Provision for income taxes	1,800		1,800

Net loss	$(2,405,567)	$1,047,575	$(1,357,992)

Net loss per common share - basic and diluted	$(0.15)	$0.07	$(0.08)

Weighted-average common shares outstanding - basic and diluted	16,020,232	16,020,232	16,020,232

Consolidated Statements of Cash Flows Adjustments

The following is a summary of the adjustments to our previously issued consolidated statements of cash flows for the fiscal years ended December 31, 2006.

	December 31, 2006
	(adjustments)
	(as reported)	(1)	(as restated)
Cash flows from operating activities:
Net loss	$(2,405,567)	$1,047,575	$(1,357,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,929		5,929
Loss on disposal of assets	13,805		13,805
Stock-based compensation	1,150,961	(1,047,575)	103,386
Warrants issued for private placement fees	89,715		89,715
Warrants issued for employee termination costs	230,105		230,105
Changes in assets and liabilities:
Other current assets	6,613		6,613
Debt issuance costs, net of warrants issued
to lender	(32,399)		(32,399)
Accounts payable	63,031		63,031

Net cash used in operating activities	(877,807)	—	(877,807)

Cash flows from investing activities:
Sale/(Purchase) of property and equipment	100		100

Net cash used in investing activities	100	—	100

Cash flows from financing activities:
Proceeds from Series C preferred stock issuances	—		—
Proceeds from common stock issuances	4,597,226		4,597,226
Proceeds from sale of warrants to former employees	3,000		3,000

Net cash provided by financing activities	4,600,226	—	4,600,226

Net increase (decrease) in cash and cash equivalents	3,722,519		3,722,519

Cash and cash equivalents at beginning of period	388,551		388,551

Cash and cash equivalents at end of year	$4,111,070	$—	$4,111,070

Supplemental Disclosures of Cash Flow Information:
Interest Expense	$2,442		$2,442
Income Taxes Paid	$1,800		$1,800

(1)	All of the above restatement adjustments are related to the cumulative non-cash stock-based compensation expense adjustment described above.

2.	The Company and Recapitalization

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

3.	Summary of Significant Accounting Policies

Principles of consolidation

The acquisition of Akesis Delaware by Liberty has been accounted for as a recapitalization of Akesis Delaware as described in Note 2. Since Akesis Delaware is the surviving entity, the accompanying consolidated financial statements reflect its historical results of operations prior to the acquisition. The accounts of Liberty and Akesis Delaware have been consolidated as of December 9, 2004, the effective date of the acquisition described in Note 2 above.

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

Stock-based compensation

In December 2004, the FASB issued SFAS No. 123(R). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and amends SFAS No. 95, “Statement of Cash Flows”. SFAS No. 123(R) is required to be effective beginning in the first quarter of fiscal 2006. However, the Company decided to adopt SFAS No. 123(R) effective with the acquisition of Akesis Delaware by Liberty on December 9, 2004. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R), which among other things, expanded the coverage of SFAS No. 123(R) to include share-based payments to outside directors. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

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

As share-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimation of the number of stock awards that will ultimately be forfeited requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are required by SFAS No. 123(R) to be recorded as a cumulative adjustment in the period in which estimates are revised.

We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS No. 123(R), will be recognized as an addition to additional paid-in capital. The adoption of the SFAS No. 123(R) fair value method resulted in a non-cash stock-based compensation charge on the Company’s reported results of operations of $103,386, $1,804,000 and $1,077,000 for the years ended December 31, 2006 (as restated), 2005 and 2004, respectively.

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

4.	Property and Equipment

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

5.	Stockholder Loans

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

6.	Commitments, Contingencies and Related Party Transactions

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

7.	Stock-based Compensation

Stock-based compensation expense for the years ended December 31, 2006 (as restated), 2005 and 2004, was $103,386, $1,804,000 and $1,087,500, respectively. Since we have a net operating loss carryforward as of December 31, 2006, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. At the present time, we intend to issue new common shares upon the exercise of stock options. None of the share-based awards are classified as a liability as of December 31, 2006.

Immediately following the acquisition of Akesis Delaware by Liberty in December 2004, two executive officers became entitled, through their respective employment offer letters, to nonstatutory stock options with a term of 10 years to acquire a total of 1,062,499 shares of common stock at an exercise price of $1.50 per share. Twenty percent of the shares of common stock subject to the options vested as of the effective date of the officers’ employment immediately following the acquisition of Akesis Delaware by Liberty and one forty-eighth ( 1/48th) of the remaining shares subject to the options were scheduled to vest each month following the effective date of the officers’ employment, subject to the officers’ continued employment with the Company on any such date. In addition, in the event of a change of control of the Company, then the officers would fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options. Effective October 2, 2006, one of the officers resigned and did not exercise the option to acquire the shares that had vested under the option agreement.

On October 2, 2006, the Company issued nonstatutory stock options with a term of 10 years to acquire a total of 600,000 shares of common stock at an exercise price of $0.94 per share to two executive officers and an outside director. The shares subject to the options vest one thirty-sixth ( 1/36th) each month for three years from the date of grant subject to the officers’ continued employment with the Company and the outside director’s continued service on the Company’s Board of Directors. In addition, in the event of a change of control of the Company, then the officers and outside director shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options.

The Company’s Board of Directors also authorized and reserved 1,500,000 shares of the Company’s common stock pursuant to a 2005 Stock Plan in January 2005 for option grants to the Company’s employees, directors and consultants. Options were granted pursuant to such 2005 Stock Plan to an officer and an outside director during the year ended December 31, 2005 for each of them to acquire 200,000 shares of our common stock. The stock options are nonqualified stock options with a term of 10 years and an exercise price of $1.94 per share. Twenty-five percent of the shares of common stock subject to the options were scheduled to vest as of the first anniversary of the officer’s and outside director’s service to the Company, and one forty-eighth ( 1/48th) of the shares subject to the options were scheduled to vest each month following the first anniversary of the commencement of the officer’s and outside director’s service to the Company, subject to the officer’s and outside director’s continued service to the Company on any such date. In addition, in the event of a change of control of the Company, then the officer and outside director would fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the officer and outside director would not otherwise be vested or exercisable. Both the officer and outside director joined the Company in January 2005. Effective March 15, 2006, the officer resigned and did not exercise the option to acquire the shares that had vested under the option agreement.

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
	(as restated)
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

	Number of Shares	Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2003	—	$—

Granted	1,062,499	$4.24

Vested	(212,500)	$4.24

Cancelled	—	$—

Nonvested at December 31, 2004	849,999	$4.24

Granted	400,000	$1.07

Vested	(212,500)	$4.24

	Number of Shares	Average Grant-Date Fair Value Per Share
Cancelled	—	$—

Nonvested at December 31, 2005	1,037,499	$3.02

Granted	600,000	$0.49

Vested	(373,040)	$2.43

Cancelled	(529,792)	$3.39

Nonvested at December 31, 2006	734,667	$0.98

As of December 31, 2006 (as restated), there was $0.8 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.57 years. The total fair values of shares vested during the years ended December 31, 2006, 2005 and 2004 were $905,617, $901,000 and $901,000 respectively.

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

The following is a summary of the status of options under the 1998 Incentive Stock Plan as of certain dates:

	Options Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2003	878,592	$0.15

Granted	115,233	$0.12

Exercised	(927,714)	$0.14

Cancelled	(66,111)	$0.11

Balance at December 31, 2004	—	$—

8.	Common Stock

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

9.	Income Taxes

Income taxes consisted of the following:

	2006	2005
Deferred (benefit)

Federal	$(277,000)	$(377,000)

State	(49,000)	(67,000)

	(326,000)	(444,000)

Change in valuation allowance	326,000	444,000

	$—	$—

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

	December 31, 2006
	2006	2005
Noncurrent Net Operating Loss Carryforwards	$1,565,000	$1,241,000

Other noncurrent	27,000	25,000

Total noncurrent	1,592,000	1,266,000

Other current	13,000	13,000

Total deferred tax assets	1,605,000	1,279,000

Deferred tax asset valuation allowance	(1,605,000)	(1,279,000)

Net deferred taxes	$—	$—

A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

	Years Ended December 31,
	2006	2005
	(as restated)
Income taxes (benefit) computed at the federal statutory rate	$(475,000)	$(1,087,080)

Tax effect of change in valuation analysis	326,000	444,000

Nondeductible compensation	36,000	632,000

Deduction arising from exercise of stock options	—	—

Nondeductible expenses arising from issuance of warrants	113,000	11,000

	$—	$—

Item 9A.	Controls and Procedures

For the reasons discussed in the Explanatory Note to this Amendment and Note 1 to our consolidated financial statements, we have restated herein our: (i) consolidated balance sheet as of December 31, 2006; and (ii) the consolidated statements of operations, the consolidated statements of stockholder’s equity and consolidated statements of cash flows for the fiscal year ended December 31, 2006. The certifications of our Chief Executive Officer and Chief Financial Officer, filed as Exhibits 31.1, 31.2 and 32.1, should be read in conjunction with this Item 9A.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K/A. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that our disclosure controls and procedures were not effective as of December 31, 2006 and that we have a material weakness in our internal control over financial reporting. This material weakness relates to our failure to implement a policy for routinely evaluating the assumptions and estimates that we use when calculating our non-cash stock-based compensation expenses in accordance with SFAS No. 123(R).

Remediation of Material Weaknesses. Since the time we determined that our disclosure controls and procedures were not effective and identified the material weakness in our internal control over financial reporting, we have devoted significant time to developing remedial measures to address these deficiencies. In particular, with oversight from our Audit Committee, we have formulated a remediation plan intended to address and eliminate the material weakness in our internal control over financial reporting, and we are committed to effectively implementing the plan as expeditiously as possible. Specifically, this plan includes the adoption and implementation of a new Company policy that requires management, with appropriate assistance from qualified experts, to evaluate the Company’s estimated forfeiture rate for purposes of SFAS No. 123(R) and to record any necessary adjustments resulting from any changes in such estimated forfeiture rate for each quarterly and annual reporting period. Notwithstanding the adoption and implementation of this policy, the material weakness in our internal control over financial reporting will not be deemed to have been eliminated until our remediation plan has been fully implemented, in operation for a sufficient period of time, tested by our management and concluded to be operating effectively. Despite the existence of the material weakness in our internal control over financial reporting, as a result of the restatement of our previously issued financial statements contained in this Amendment, management believes that the consolidated financial statements included in this Amendment fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting. Based on an evaluation performed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there was no change in our internal control over financial reporting that occurred during the period covered by this Amendment that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K/A:

(1)	Consolidated Financial Statements (included in Part II of this report):

•	Report of Swenson Advisors, LLP, Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statement of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules:

All consolidated financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:

Exhibit Number		Description
2.1	(1)	Agreement and Plan of Merger and Reorganization dated September 27, 2004 by and among the Registrant, Ann Arbor Acquisition Corporation, and Liberty Mint, Ltd.

3.1	(2)	Articles of Incorporation, as amended, of the Registrant

3.2	(2)	Bylaws of the Registrant

4.1	(3)	Form of Warrant to Purchase Common Stock issued pursuant to that certain Common Stock and Warrant Purchase Agreement dated December 30, 2005 between the Company and the purchasers therein

4.2	(3)	Form of Warrant to Purchase Common Stock issued pursuant to the Form of Finder Agreement

4.3	(7)	Form of Warrant to Purchase Common Stock issued pursuant to that certain Securities Purchase Agreement dated November 21, 2006 between the Company and the purchasers therein

4.4	(7)	Warrant to Purchase Common Stock dated November 21, 2006 between the Company and Globalvest Partners, LLC

4.5	(8)	Form of Warrant issued to Investors in the Financing dated December 15, 2006

4.6	(8)	Warrant, dated as of December 15, 2006, issued to Globalvest Partners, LLC

4.7	(8)	Warrant, dated as of December 15, 2006, issued to Square 1 Bank

4.8	(6)	Warrant to Purchase Common Stock dated October 2, 2006 between the Company and Edward Wilson

10.1	(2)	Employment Offer Letter dated December 13, 2004 for Edward B. Wilson, President and CEO of the Registrant

10.2	(2)	Employment Offer Letter dated December 13, 2004 for John T. Hendrick, CFO of the Registrant

10.3	(2)	Stand-Alone Stock Option Agreement dated January 24, 2005 for Edward B. Wilson, President and CEO of the Registrant

10.4	(2)	Stand-Alone Stock Option Agreement dated January 24, 2005 dated for John T. Hendrick, CFO of the Registrant

10.5	(2)	2005 Stock Plan of the Registrant

10.6	(3)	Form of Finder Agreement

10.7	(5)	Common Stock and Warrant Purchase Agreement dated March 31, 2006

10.8	(6)	Separation Agreement and Release dated October 2, 2006 between the Company and the Edward Wilson

10.9	(6)	Form of Stand-Alone Stock Option Agreement

10.10	(6)	Offer Letter dated October 2, 2006 between the Company and Jay Lichter

10.11	(7)	Securities Purchase Agreement dated November 21, 2006 between the Company and the purchasers therein

10.12	(7)	Finders Agreement dated November 8, 2006 between the Company and Globalvest Partners, LLC

10.13	(8)	Securities Purchase Agreement, dated as of December 15, 2006, by and among the Company and the Investors

10.14	(8)	Loan and Security Agreement, dated as of December 15, 2006, by and between the Company and Square 1 Bank

14.1	(4)	Code of Ethics of the Registrant

21.1	(9)	Subsidiaries of the Registrant

23.1		Consent of Swenson Advisors, LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on September 28, 2004
(2)	Incorporated by reference to the Registrant’s Form 10-K as filed with the SEC on March 25, 2005
(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on January 6, 2006
(4)	Incorporated by reference to the Registrant’s Amendment to Form 10-K as filed with the SEC on April 28, 2005
(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on April 4, 2006
(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on October 3, 2006
(7)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on November 27, 2006
(8)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on December 20, 2006
(9)	Incorporated by reference to the Registrant’s Form 10-K as filed with the SEC on February 9, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKESIS PHARMACEUTICALS, INC.

	By:	/s/ Jay B. Lichter
Jay B. Lichter
President, Chief Executive Officer and Director
Dated: May 21, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jay B. Lichter and John T. Hendrick and each of them acting individually, as his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments said Form 10-K/A.

Pursuant to the requirements of the Securities Act, this Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jay B. Lichter	President, Chief Executive Officer and Director
Jay B. Lichter	(Principal Executive Officer)	May 21, 2007

/s/ John T. Hendrick	Chief Financial Officer
John T. Hendrick	(Principal Financial and Accounting Officer)	May 21, 2007

/s/ Kevin J. Kinsella	Director
Kevin J. Kinsella		May 21, 2007

/s/ Kevin R. Sayer	Director
Kevin R. Sayer		May 18, 2007

/s/ John F. Steel, IV	Director
John F. Steel, IV		May 21, 2007