Form 10QSB
period 2007-06-30
AKESIS PHARMACEUTICALS, INC.
filed 2007-08-13
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 7, 2007
Common Stock	22,580,884 shares

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

AKESIS PHARMACEUTICALS, INC.

Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheet (Unaudited)

June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$3,895,515
Prepaid insurance and other current assets	43,493

Total current assets	3,939,008

Debt issuance costs, net	67,828

Total assets	$4,006,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,060
Current portion of long-term debt	400,000

Total current liabilities	460,060

Long-term debt	600,000

Total liabilities	1,060,060

Commitments and contingencies (Note 5)	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.001 par value, 50,000,000 shares authorized: 22,580,884 shares issued and outstanding	22,581
Additional paid-in capital	11,477,415
Accumulated deficit	(8,553,220)

Total stockholders’ equity	2,946,776

Total liabilities and stockholders’ equity	$4,006,836

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months and Six Months Ended June 30, 2007 and 2006

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$—	$—	$—	$—

Operating costs and expenses:

Selling, general and administrative	508,493	424,448	1,004,730	976,702

Research and development	244,918	25,100	388,333	25,100

Total expenses	753,411	449,548	1,393,063	1,001,802

Loss from operations	(753,411)	(449,548)	(1,393,063)	(1,001,802)

Interest income, net	21,292	3,235	50,837	5,038

Loss before income taxes	(732,119)	(446,313)	(1,342,226)	(996,764)

Provision for income taxes	1,003	—	1,948	1,800

Net loss	$(733,122)	$(446,313)	$(1,344,174)	$(998,564)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.07)

Weighted-average common shares outstanding - basic and diluted	22,580,884	15,347,552	22,580,884	15,288,380

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2007 and 2006

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:

Net loss	$(1,344,174)	$(998,564)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	13,931	2,325

Stock-based compensation	232,335	602,319

Warrants issued for employee termination cost	—	35,000

Warrants issued for private placement fees	—	18,965

Changes in assets and liabilities:

Prepaid insurance and other current assets	(40,942)	(52,996)

Debt issuance costs, net	3,703	—

Accounts payable	(80,408)	(4,039)

Net cash used in operating activities	(1,215,555)	(396,990)

Cash flows from investing activities	—	—

Cash flows from financing activities:

Proceeds from bank loan	1,000,000	—

Proceeds from stock issuances	—	349,696

Net cash provided by financing activities	1,000,000	349,696

Net decrease in cash and cash equivalents	(215,555)	(47,294)

Cash and cash equivalents at beginning of period	4,111,070	388,551

Cash and cash equivalents at end of period	$3,895,515	$341,257

Supplemental Disclosures of Cash Flow Information:

Income taxes paid	$1,948	$1,800

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Akesis Pharmaceuticals, Inc., a Nevada corporation (“we” or “us” or the “Company”), has prepared the unaudited condensed consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-QSB adopted under the Securities Exchange Act of 1934. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2007, and the results of operations for the three-month and six-month periods ended June 30, 2007 and 2006, have been made. The results of operations for the three-month and six-month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results for the fiscal year ending December 31, 2007 or any future periods.

2. The Company and Recapitalization

One of our predecessors, Akesis Pharmaceuticals, Inc., a Delaware corporation (“Akesis Delaware”), was incorporated on April 27, 1998, for the purpose of direct marketing to consumers an established over-the-counter product for lowering blood glucose levels in the treatment of diabetes. Effective December 9, 2004, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 27, 2004 (the “Merger Agreement”), among Akesis Delaware, another of our predecessors, Liberty Mint, Ltd., a Nevada corporation (“Liberty”), and Ann Arbor Acquisition Corporation, a wholly-owned subsidiary of Liberty (“MergerSub”), MergerSub merged with and into Akesis Delaware, with Akesis Delaware as the surviving corporation and wholly-owned subsidiary of Liberty. Effective January 11, 2005, the combined company changed its name to Akesis Pharmaceuticals, Inc. and its trading symbol to AKES.OB.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and amends SFAS No. 95, “Statement of Cash Flows”. The Company adopted SFAS No. 123(R) effective with the acquisition of Akesis Delaware by Liberty on December 9, 2004. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R), which among other things, expanded the coverage of SFAS No. 123(R) to include share-based payments to consultants and outside directors. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Compensation costs for all share-based awards to employees, consultants and outside directors are measured based on the grant date fair value of those awards and is recognized over the period during which the employee, consultant or outside director is required to perform service in exchange for the award (generally over the vesting period of the award). The cost of share-based compensation awards is recognized during the period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and is amortized under the multiple option methodology prescribed by SFAS No. 123(R).

As share-based compensation expense recognized in the consolidated statement of operations for the three-month and six-month periods ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimation of the number of stock awards that will ultimately be forfeited requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are required by SFAS No. 123(R) to be recorded as a cumulative adjustment in the period in which the estimates are revised.

We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS No. 123(R), will be recognized as an addition to additional paid-in capital. The adoption of the SFAS No. 123(R) fair value method resulted in a non-cash stock-based compensation charge of $91,654, $232,335, $280,815 and $602,319, respectively, on the Company’s reported results of operations for the three-month and six-month periods ended June 30, 2007 and 2006, respectively.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Debt issuance costs

Debt issuance costs incurred to obtain debt financing are deferred and included in the consolidated balance sheet. The costs are amortized over the term of the debt. The amortization expense is included in interest expense in the consolidated statements of operations.

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

For the three-month and six-month periods ended June 30, 2007 and 2006, the following options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Periods Ended June 30,
	2007	2006
Stock options	1,690,000	1,262,499

Stock warrants	1,726,300	258,300

Effect of new accounting standards

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

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

4. Long-Term Debt

In December 2006, the Company entered into a loan and security agreement with Square 1 Bank (the “Bank”) that provided for a loan of up to $1.0 million to finance general corporate purposes, which amount the Company borrowed in June 2007. The loan is payable in 30 monthly principal payments of $33,333 (in each case, plus monthly interest payments equal to the Bank’s prime rate plus 0.75%) and matures in December 2009. The Company has granted a security interest in favor of the Bank in substantially all of its tangible assets as collateral for the loans under the loan and security agreement, and the agreement imposes certain limitations on the Company’s ability to engage in certain transactions. In connection with the agreement, the Company also issued to the Bank a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for seven years from the date of issuance at an exercise price per share of $0.60. The fair value of the warrant issued to the Bank was determined to be $55,505 using a Black-Scholes model, which amount was recorded as debt issuance costs and is being amortized over the life of the agreement. Interest expense, including amortization of debt issuance costs, for the three months and six months ended June 30, 2007 and 2006 was $13,017, $19,931, zero and zero, respectively.

5. Commitments, Contingencies and Related Party Transactions

The Company leases an aggregate of approximately 300 square feet of office space located in La Jolla, California, and San Diego, California, pursuant to two separate month-to-month leases. The La Jolla office space is sublet from Avalon Ventures. One of the Company’s directors, Kevin Kinsella, is a managing member of Avalon Ventures. The San Diego office space is sublet from Sirion Therapeutics, Inc. (“Sirion”). Jay Lichter, the Company’s chief executive officer and a member of the Board of Directors, is a former officer of and current consultant to Sirion, and Kevin Kinsella is a current member of the Board of Directors of Sirion. In addition, from December 9, 2004 through July 31, 2006, the Company sublet approximately 900 square feet of office space in Carefree, Arizona from its former chief executive officer at his cost. The Board of Directors has determined that the rent charged to the Company for all three leases is fair and reasonable. The Company recorded rent expense during the three months and six months ended June 30, 2007 and 2006 of $5,250, $10,500, $8,450 and $15,800, respectively.

6. Stock-based Compensation

Stock-based compensation expense for the three-month and six-month periods ended June 30, 2007 and 2006 was $91,654, $232,335, $280,815 and $602,319, respectively. Since we have a net operating loss carryforward as of December 31, 2006, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. At the present time, we intend to issue new common shares upon the exercise of stock options. None of the share-based awards are classified as a liability as of June 30, 2007.

From time to time following the acquisition of Akesis Delaware by Liberty in December 2004, executive officers and an outside director have been issued nonstatutory stock options with a term of 10 years to acquire a total of 1,300,000 shares of common stock at exercise prices ranging from $0.51 to $1.50 per share. There are 1,300,000 shares of common stock subject to the currently outstanding options vesting on a monthly basis through various dates ending between December 12, 2008 and October 2, 2009, subject to the officers’ and director’s continued employment with and service to the Company on any such date. In addition, in the event of a change of control of the Company, the officers and director shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the officers would not otherwise be vested or exercisable. During the six months ended June 30, 2007 and 2006 nonstatutory stock options to acquire 500,000 and zero shares of our common stock, respectively, were granted.

The Company’s Board of Directors also authorized and reserved 1,500,000 shares of common stock pursuant to a 2005 Stock Plan in January 2005 for option grants to employees, directors and consultants. Currently outstanding options to acquire a total of 390,000 shares of our common stock have been granted pursuant to such 2005 Stock Plan to an outside director and certain consultants. The stock options are nonqualified stock options with a term of 10 years and an exercise price ranging from $1.94 to $0.46 per share. The options vest on a monthly basis through various dates ending between January 24, 2009 and June 4, 2010,

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

subject to the director’s and consultants’ continued service to the Company on any such vesting date. In addition, in the event of a change of control of the Company, the director shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the director would not otherwise be vested or exercisable. During the six months ended June 30, 2007 and 2006 options to acquire 190,000 and zero shares of our common stock, respectively, were granted under the 2005 Stock Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes method for option pricing, and is amortized over the vesting period of the option using the multiple option methodology in accordance with the provisions of SFAS No. 123(R). The key assumptions in the Black-Scholes model are as follows: expected volatility, annual expected termination rate, and risk-free interest rate. Expected volatility is based on historical volatility of our common stock and other factors. The expected forfeiture rate of options granted is based on our management’s estimate since our operating history is too brief to have established historical rates for employee termination and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

The following is a summary of the status of the nonstatutory options and the options under the 2005 Stock Plan for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2006	1,000,000	$1.25	9.06	$—

Granted	690,000	$0.50	9.42	$—

Exercised	—

Expired	—

Cancelled	—

Balance at June 30, 2007	1,690,000	$0.95	9.16	$—

Exercisable at June 30, 2007	512,773	$1.23	8.70	$—

A summary of the status of our non-vested stock options as of June 30, 2007 and changes during the six months then ended are presented below.

	Number of shares	Average Grant- Date Fair Value Per Share
Non-vested at December 31, 2006	734,667	$0.98

Granted	690,000	$0.28

Vested	(247,440)	$1.05

Cancelled	—	—

Non-vested at June 30, 2007	1,177,227	$0.60

As of June 30, 2007, there was $0.9 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1.87 years. The total fair value of shares vested during the three-month and six-month periods ended June 30, 2007 and 2006 was approximately $118,000, $269,000, $238,000 and $588,000, respectively.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7. Income Taxes

At December 31, 2006, Akesis Delaware had no federal income tax expense or benefit but did have federal tax net operating loss carryforwards of approximately $4.6 million. The federal net operating loss carryforwards will begin to expire in 2018, unless previously utilized. Pursuant to Internal Revenue Code Sections 382 and 383, use of Akesis Delaware’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred. The Company incurred $1,003, $1,948, zero and $1,800, respectively, of statutory minimum state tax expense for the three months and six months ended June 30, 2007 and 2006, respectively. At December 31, 2006, Akesis Delaware had state tax net operating loss carryforwards of approximately $1.9 million that will begin to expire in 2014, unless previously utilized.

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

As of January 1, 2007, the Company had no unrecognized tax benefits, including interest and penalties, and does not expect a significant change in the unrecognized tax benefits in the next twelve months. The Company recognizes interest and penalties to unrecognized tax benefits through interest and operating expenses respectively. There were no interest and penalties recorded as of June 30, 2007.

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

Research and Development Projects

Historically, we focused the development of our proprietary compounds AKP-111, AKP-201 and AKP-310 as potential candidates for a combination product to treat diabetes and other related metabolic disorders. For instance, we previously completed in 1999 an initial 81-individual open-label study of AKP-111, our triple combination product, which demonstrated a consistent improvement in glycated hemoglobin levels (which is an established long-term measure of blood glucose) compared to base line, after three months of treatment in a diabetic population.

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

In addition, by virtue of the license, we will gain access to data that includes information relating to Phase I clinical trials for AKP-020 and the extended related correspondence with the U.S. Food and Drug Administration (the “FDA”). This data should allow the Company to enter the clinic, under an FDA-approved IND, and to administer AKP-020 to human patients.

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

The table below illustrates how the addition of AKP-020 changes the priority of the Company’s product development pipeline:

As a result of the foregoing, the Company’s initial product focus has shifted away from combination products, and towards AKP-020, our BEOV monotherapy. Given the existing data on AKP-020, we expect our AKP-020 program to enter the clinic later in 2007, once the appropriate FDA filings are completed and approved. In the interim, we have also entered into arrangements with Charles River Laboratories, Inc. (“Charles River Laboratories”), pursuant to which Charles River Laboratories will perform two 28-day non-clinical renal-focused safety and toxicology studies, one in rats and one in dogs, on AKP-020.

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

Cash Resources

We have financed our operations primarily through the sale of equity securities and borrowings under a credit facility with the Bank. We invest excess cash in a money market account that will be used to fund future operating costs. Cash and cash equivalents totaled $3,895,515 at June 30, 2007, compared to $4,111,070 at December 31, 2006. We primarily fund current operations with our existing cash and investments. Cash used in operating activities for the six months ended June 30, 2007 was $1,215,555.

We had no revenues or other income sources for the six months ended June 30, 2007 to cover operating expenses, and we do not expect any revenues in the foreseeable future. Our current cash resources should enable us to continue operations based on our current level of commitments into the second half of 2008.

In December 2006, we entered into a loan and security agreement with the Bank that provided for a loan of up to $1.0 million to finance general corporate purposes, which amount the Company borrowed in June 2007. The loan is payable in 30 monthly principal payments of $33,333 (in each case, plus monthly interest payments equal to the Bank’s prime rate plus 0.75%) and matures in December 2009. The Company has granted a security interest in favor of the Bank in substantially all of its tangible assets as collateral for the loan under the loan and security agreement, and the agreement imposes certain limitations on the Company’s ability to engage in certain transactions. In connection with the agreement, the Company also issued to the Bank a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for seven years from the date of issuance at an exercise price per share of $0.60. The fair value of the warrant issued to the Bank was determined to be $55,505 using a Black-Scholes model, which amount was recorded as debt issuance costs and is being amortized over the life of the agreement. Interest expense, including amortization of debt issuance costs, for the three months and six months ended June 30, 2007 and 2006 was $13,017, $19,931, zero and zero, respectively. At June 30, 2007, we had no other long-term financial commitments.

At June 30, 2007, we also had certain material financial commitments related to our clinical trial program described above in the Research and Development Projects section of this report. In particular, in connection with our arrangements with Charles River Laboratories, we agreed to pay to Charles River Laboratories certain fees based, in part, on the progress of the studies being conducted by Charles River Laboratories. If both studies are completed, we anticipate that these fees will total approximately $852,100. However, if we elect to terminate either study prior to the completion thereof, we will only be obligated to pay Charles River Laboratories a pro rata portion of the fees applicable to the terminated study.

In order to finance additional feasibility trials beyond the trial scheduled for the fourth quarter of 2007 to further validate our products, we will need to raise a significant amount of capital. We will also need to raise additional capital to finance our future operating cash needs. We may seek to raise capital through the sale of equity or debt securities or the development of other funding mechanisms. In addition, we may seek to form a strategic partnership for the development and commercialization of our products.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.	Controls and Procedures

The certifications of our Chief Executive Officer and Chief Financial Officer, filed as Exhibits 31.1, 31.2 and 32.1, should be read in conjunction with this Item 3.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that our disclosure controls and procedures were effective as of June 30, 2007.

Remediation of Material Weaknesses. Previously, we determined that we had a material weakness in our internal control over financial reporting. This material weakness related to our failure to implement a policy for routinely evaluating the assumptions and estimates that we use when calculating our non-cash stock-based compensation expenses in accordance with SFAS No. 123(R). Since the time we identified this material weakness, we devoted significant time to developing remedial measures. In particular, with oversight from our Audit Committee, during the second quarter of 2007, we formulated and implemented a remediation plan to address and eliminate the material weakness in our internal control over financial reporting. This plan included the adoption and implementation of a new Company policy that requires management, with appropriate assistance from qualified experts, to evaluate the Company’s estimated forfeiture rate for purposes of SFAS No. 123(R) and to record any necessary adjustments resulting from any changes in such estimated forfeiture rate for each quarterly and annual reporting period. As of the end of the period covered by this Form 10-QSB, our Audit Committee has determined that this remediation plan has been in operation for a sufficient period of time, has been tested by our management and is operating effectively. As a result, we have concluded that the material weakness in our internal control over financial reporting that we previously disclosed has been fully remediated.

Changes in internal control over financial reporting. Based on an evaluation performed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there was no change in our internal control over financial reporting that occurred during the period covered by this Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the completed remediation of the material weakness in our internal control over financial reporting described in the preceding paragraph.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of stockholders (the “Annual Meeting”) was held on Monday, June 4, 2007 at the offices of our outside corporate counsel, Paul, Hastings, Janofsky & Walker LLP, located at 3579 Valley Centre Drive, San Diego, CA 92130.

At the Annual Meeting, our stockholders elected the following four nominees to serve as directors of the Company for a term of one year or until their respective successors are duly elected or qualified. The voting on this matter was as follows:

Nominee	For	Abstain
Kevin J. Kinsella	13,597,467	21
Jay B. Lichter, Ph.D.	13,597,467	21
Kevin R. Sayer	13,597,467	21
John F. Steel	13,548,098	49,390

At the Annual Meeting, our stockholders also ratified the appointment of Swenson Advisors, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The vote on this matter was 13,547,469 votes for, zero votes against and 19 votes abstaining.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKESIS PHARMACEUTICALS, INC.

By:	/s/ Jay B. Lichter
Jay B. Lichter
President and Chief Executive Officer

Date:	August 13, 2007

Akesis Pharmaceuticals, Inc. and Subsidiaries

Exhibit Index

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger and Reorganization dated September 27, 2004 by and among the Registrant, Ann Arbor Acquisition Corporation, and Liberty Mint, Ltd.

3.1(2)	Articles of Incorporation, as amended, of the Registrant

3.2(2)	Bylaws of the Registrant

4.1(3)	Form of Warrant to Purchase Common Stock

4.2(3)	Form of Warrant to Purchase Common Stock

4.3(4)	Form of Warrant to Purchase Common Stock

10.1(5)	License Agreement, dated as of March 15, 2007, by and between Akesis Pharmaceuticals, Inc., a Delaware corporation, and The University of British Columbia

10.2(5)	Letter Agreement, dated as of March 15, 2007, by and among the Registrant, The University of British Columbia and QLT, Inc.

10.3(3)	Form of Stand-Alone Stock Option Agreement for Jay B. Lichter, Ph.D.

10.4(6)	Letter of Payment Authorization, effective as of June 27, 2007, between the Company and Charles River Laboratories relating to the Rat Study

10.5(6)	Letter of Payment Authorization, effective as of June 27, 2007, between the Company and Charles River Laboratories relating to the Dog Study

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on September 28, 2004.
(2)	Incorporated by reference to the Registrant’s Form 10-K as filed with the SEC on March 24, 2005.
(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on January 6, 2006.
(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on April 4, 2006.
(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on March 21, 2007.
(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on July 3, 2007