Form 10QSB
period 2007-09-30
AKESIS PHARMACEUTICALS, INC.
filed 2007-11-06
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	November 5, 2007
Common Stock	22,580,884 shares

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

AKESIS PHARMACEUTICALS, INC.

Form 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheet (Unaudited)

September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$2,598,187
Prepaid insurance and other current assets	90,396

Total current assets	2,688,583
Debt issuance costs, net	60,812

Total assets	$2,749,395

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$265,844
Current portion of long-term debt	400,000

Total current liabilities	665,844
Long-term debt	500,000

Total liabilities	1,165,844

Commitments and contingencies (Note 5)	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.001 par value, 50,000,000 shares authorized: 22,580,884 shares issued and outstanding	22,581
Additional paid-in capital	11,567,544
Accumulated deficit	(10,006,574)

Total stockholders’ equity	1,583,551

Total liabilities and stockholders’ equity	$2,749,395

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months and Nine Months Ended September 30, 2007 and 2006

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$—	$—	$—	$—

Operating costs and expenses:
Selling, general and administrative	410,184	378,272	1,414,914	1,354,974
Research and development	1,047,762	2,100	1,436,095	27,200

Total expenses	1,457,946	380,372	2,851,009	1,382,174

Loss from operations	(1,457,946)	(380,372)	(2,851,009)	(1,382,174)
Interest income, net	4,592	2,367	55,429	7,405

Loss before income taxes	(1,453,354)	(378,005)	(2,795,580)	(1,374,769)
Provision for income taxes	—	—	1,948	1,800

Net loss	$(1,453,354)	$(378,005)	$(2,797,528)	$(1,376,569)

Net loss per common share—basic and diluted	$(0.06)	$(0.02)	$(0.12)	$(0.09)

Weighted-average common shares outstanding—basic and diluted	22,580,884	15,347,552	22,580,884	15,308,321

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2007 and 2006

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,797,528)	$(1,376,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,947	3,487
Stock-based compensation	322,464	883,134
Warrants issued for employee termination cost	—	35,000
Warrants issued for private placement fees	—	18,965
Changes in assets and liabilities:
Prepaid insurance and other current assets	(87,845)	(26,346)
Debt issuance costs, net	3,703	—
Accounts payable	125,376	(49,428)

Net cash used in operating activities	(2,412,883)	(511,757)

Cash flows from investing activities	—	—

Cash flows from financing activities:
Proceeds from bank loan, net of principal payments	900,000	—
Proceeds from stock issuances	—	349,696

Net cash provided by financing activities	900,000	349,696

Net decrease in cash and cash equivalents	(1,512,883)	(162,061)
Cash and cash equivalents at beginning of period	4,111,070	388,551

Cash and cash equivalents at end of period	$2,598,187	$226,490

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$1,948	$1,800
Interest paid	$24,233	$—

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Akesis Pharmaceuticals, Inc., a Nevada corporation (“we” or “us” or the “Company”), has prepared the unaudited condensed consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-QSB adopted under the Securities Exchange Act of 1934. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2007, and the results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, have been made. The results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results for the fiscal year ending December 31, 2007 or any future periods.

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

Income taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Research and development

Research and development costs are expensed as incurred. Such costs include the cost of in-licensed technology, consultants, supplies and clinical trials.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and amends SFAS No. 95, “Statement of Cash Flows”. The Company adopted SFAS No. 123(R) effective with the acquisition of Akesis Delaware by Liberty on December 9, 2004. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R), which among other things, expanded the coverage of SFAS No. 123(R) to include share-based payments to consultants and outside directors. The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Compensation costs for all share-based awards to employees, consultants and outside directors are measured based on the grant date fair value of those awards and are recognized over the period during which the employee, consultant or outside director is required to perform service in exchange for the award (generally over the vesting period of the award). The cost of share-based compensation awards is recognized during the period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and is amortized under the multiple option methodology prescribed by SFAS No. 123(R).

As share-based compensation expense recognized in the consolidated statement of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimation of the number of stock awards that will ultimately be forfeited requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are required by SFAS No. 123(R) to be recorded as a cumulative adjustment in the period in which the estimates are revised.

We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS No. 123(R), will be recognized as an addition to additional paid-in capital. The adoption of the SFAS No. 123(R) fair value method resulted in a non-cash stock-based compensation charge of $90,129, $322,464, $280,815 and $883,134, respectively, on the Company’s reported results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively.

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

For the three-month and nine-month periods ended September 30, 2007 and 2006, the following options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Periods Ended September 30,
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

4. Long-Term Debt

In December 2006, the Company entered into a loan and security agreement with Square 1 Bank (the “Bank”) that provided for a loan of up to $1.0 million to finance general corporate purposes, which amount the Company borrowed in June 2007. The loan is payable in 30 monthly principal payments of $33,333 (in each case, plus monthly interest payments equal to the Bank’s prime rate plus 0.75%) and matures in December 2009. The Company has granted a security interest in favor of the Bank in substantially all of its tangible assets as collateral for the loans under the loan and security agreement, and the agreement imposes certain limitations on the Company’s ability to engage in certain transactions. In connection with the agreement, the Company also issued to the Bank a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for seven years from the date of issuance at an exercise price per share of $0.60. The fair value of the warrant issued to the Bank was determined to be $55,505 using a Black-Scholes model, which amount was recorded as debt issuance costs and is being amortized over the life of the agreement. Interest expense, including amortization of debt issuance costs, for the three months and nine months ended September 30, 2007 and 2006 was $28,012, $47,943, zero and zero, respectively.

5. Commitments, Contingencies and Related Party Transactions

The Company leases an aggregate of approximately 300 square feet of office space located in La Jolla, California, and San Diego, California, pursuant to two separate month-to-month leases. The La Jolla office space is sublet from Avalon Ventures. Jay Lichter, the Company’s chief executive officer and a member of the Board of Directors, and Kevin Kinsella, one of the Company’s directors, are managing members of Avalon Ventures. The San Diego office space is sublet from Sirion Therapeutics, Inc. (“Sirion”). Jay Lichter is a former officer of and current consultant to Sirion, and Kevin Kinsella is a current member of the Board of Directors of Sirion. In addition, from December 9, 2004 through July 31, 2006, the Company sublet approximately 900 square feet of office space in Carefree, Arizona from its former chief executive officer at his cost. The Board of Directors has determined that the rent charged to the Company for all three leases is fair and reasonable. The Company recorded rent expense during the three months and nine months ended September 30, 2007 and 2006 of $5,150, $15,650, $5,150 and $20,950, respectively.

6. Stock-based Compensation

Stock-based compensation expense for the three-month and nine-month periods ended September 30, 2007 and 2006 was $90,129, $322,464, $280,815 and $883,134, respectively. Since we have a net operating loss carryforward as of December 31, 2006, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. At the present time, we intend to issue new common shares upon the exercise of stock options. None of the share-based awards are classified as a liability as of September 30, 2007.

From time to time following the acquisition of Akesis Delaware by Liberty in December 2004, executive officers and an outside director have been issued nonstatutory stock options with a term of 10 years to acquire a total of 1,300,000 shares of common stock at exercise prices ranging from $0.51 to $1.50 per share. Those options vest on a monthly basis through various dates ending between December 12, 2008 and October 2, 2009, subject to the officers’ and director’s continued employment with and service to the Company on any such date. In addition, in the event of a change of control of the Company, the officers and director shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the officers would not otherwise be vested or exercisable. During the nine months ended September 30, 2007 and 2006 nonstatutory stock options to acquire 500,000 and zero shares of our common stock, respectively, were granted.

The Company’s Board of Directors also authorized and reserved 1,500,000 shares of common stock pursuant to a 2005 Stock Plan in January 2005 for option grants to employees, directors and consultants. Currently outstanding options to acquire a total of 390,000 shares of our common stock have been granted pursuant to such 2005 Stock Plan to an outside director and certain consultants. The stock options are nonqualified stock options with a term of 10 years and an exercise price ranging from $1.94 to $0.46 per share. The options vest on a monthly basis through various dates ending between January 24, 2009 and June 4, 2010, subject to the director’s and consultants’ continued service to the Company on any such vesting date. In addition, in the event of a change of control of the Company, the director shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the director would not otherwise be vested or exercisable. During the nine months ended September 30, 2007 and 2006 options to acquire 190,000 and zero shares of our common stock, respectively, were granted under the 2005 Stock Plan.

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

The following is a summary of the status of the nonstatutory options and the options under the 2005 Stock Plan for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2006	1,000,000	$1.25	9.06	$—
Granted	690,000	$0.50	9.42	$0.17
Exercised	—
Expired	—
Cancelled	—

Balance at September 30, 2007	1,690,000	$0.95	8.91	$0.17

Exercisable at September 30, 2007	638,188	$1.16	8.55	$0.04

A summary of the status of our non-vested stock options as of September 30, 2007 and changes during the nine months then ended are presented below.

	Number of shares	Average Grant- Date Fair Value Per Share
Non-vested at December 31, 2006	734,667	$0.98
Granted	690,000	$0.28
Vested	(372,855)	$0.94
Cancelled	—	—

Non-vested at September 30, 2007	1,051,812	$0.77

As of September 30, 2007, there was $0.5 million of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1.77 years. The total fair value of shares vested during the three-month and nine-month periods ended September 30, 2007 and 2006 was approximately $89,065, $358,065, $238,094 and $825,739, respectively.

7. Income Taxes

At December 31, 2006, Akesis Delaware had no federal income tax expense or benefit but did have federal tax net operating loss carryforwards of approximately $4.6 million. The federal net operating loss carryforwards will begin to expire in 2018, unless previously utilized. Pursuant to Internal Revenue Code Sections 382 and 383, use of Akesis Delaware’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred. The Company incurred zero, $1,948, zero and $1,800, respectively, of statutory minimum state tax expense for the three months and nine months ended September 30, 2007 and 2006, respectively. At December 31, 2006, Akesis Delaware had state tax net operating loss carryforwards of approximately $1.9 million that will begin to expire in 2014, unless previously utilized.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

As of January 1, 2007, the Company had no unrecognized tax benefits, including interest and penalties, and does not expect a significant change in the unrecognized tax benefits in the next twelve months. The Company recognizes interest and penalties to unrecognized tax benefits through interest and operating expenses respectively. There were no interest and penalties recorded as of September 30, 2007.

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

Research and Development Projects

The focus of the Company is the development of AKP-020 monotherapy for the treatment of type 2 diabetes.

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

However, in March 2007, we entered into a license agreement with the University of British Columbia (“UBC”), pursuant to which we obtained an exclusive license to use, commercialize and sublicense certain patented technology (and improvements thereon) owned by UBC relating to the treatment of diabetes and other related disorders (the “Licensed Technology”). Included in the Licensed Technology is bis(ethylmaltolato)oxovanadium(iv) (“BEOV”), a novel vanadium compound that has shown considerable potential as a treatment for patients with type 2 diabetes. The addition of BEOV—which we refer to as AKP-020—to the Company’s product portfolio substantially accelerates the Company’s clinical programs and gives the Company a proprietary drug candidate that may be useful for the treatment of type 2 diabetes. In addition, by virtue of the license, we gained access to data that includes information relating to Phase I clinical trials for AKP-020 and the extended related correspondence with the U.S. Food and Drug Administration (the “FDA”).

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

The table below illustrates how the addition of AKP-020 changes the priority of the Company’s product development pipeline:

As a result of the foregoing, the Company’s initial product focus has shifted away from combination products, and towards AKP-020, our BEOV monotherapy. For instance, we have entered into arrangements with Charles River Laboratories, Inc. (“Charles River Laboratories”), pursuant to which Charles River Laboratories has performed two 28-day renal-focused safety and toxicology studies, one in rats and one in dogs, with various doses of AKP-020. The results of those studies are currently being analyzed. In addition, we recently filed for a pre-IND meeting request with the FDA and, based on the results of that meeting, subsequently filed a full IND relating to the initiation of a Phase IIa open-label, single arm U.S. clinical trial in diabetic patients for AKP-020. Subject to the timing of obtaining the required FDA approval of the IND, we are currently projecting the trial to begin in the fourth quarter of 2007.

In light of the growing importance of AKP-020 to our business, we have filed for additional intellectual property protection for AKP-020. We intend for these new filings to provide for an additional 20 years of protection in the US and certain non-US territories.

The risks and uncertainties associated with completing the development of our products on schedule, or at all, include the following, as well other risk factors contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006:

•	Our products may not be shown to be safe and efficacious in the clinical trials;

•	We may be unable to obtain regulatory approval of our products or be unable to obtain such approval on a timely basis;

•	The intellectual property rights underlying our products may not be enforceable or may be found to infringe on the intellectual property rights of third parties;

•	We may be unable to recruit enough patients to complete the clinical trials in a timely manner;

•	We could encounter manufacturing problems; and

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

Cash Resources

We have financed our operations primarily through the sale of equity securities and borrowings under a credit facility with the Bank. We invest excess cash in a money market account that will be used to fund future operating costs. Cash and cash equivalents totaled $2,598,187 at September 30, 2007, compared to $4,111,070 at December 31, 2006. We primarily fund current operations with our existing cash and investments. Cash used in operating activities for the nine months ended September 30, 2007 was $2,412,883.

We had no revenues or other income sources for the nine months ended September 30, 2007 to cover operating expenses, and we do not expect any revenues in the foreseeable future. Our current cash resources should enable us to continue operations based on our current level of commitments into the second half of 2008.

In December 2006, we entered into a loan and security agreement with the Bank that provided for a loan of up to $1.0 million to finance general corporate purposes, which amount the Company borrowed in June 2007. The loan is payable in 30 monthly principal payments of $33,333 (in each case, plus monthly interest payments equal to the Bank’s prime rate plus 0.75%) and matures in December 2009. The Company has granted a security interest in favor of the Bank in substantially all of its tangible assets as collateral for the loan under the loan and security agreement, and the agreement imposes certain limitations on the Company’s ability to engage in certain transactions. In connection with the agreement, the Company also issued to the Bank a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for seven years from the date of issuance at an exercise price per share of $0.60. The fair value of the warrant issued to the Bank was determined to be $55,505 using a Black-Scholes model, which amount was recorded as debt issuance costs and is being amortized over the life of the agreement. Interest expense, including amortization of debt issuance costs, for the three months and nine months ended September 30, 2007 and 2006 was $28,012, $47,943, zero and zero, respectively. At September 30, 2007, we had no other long-term financial commitments.

At September 30, 2007, we also had certain material financial commitments related to our clinical trial program described above in the Research and Development Projects section of this report. For instance, in connection with our arrangements with Charles River Laboratories, we agreed to pay to Charles River Laboratories certain fees based, in part, on the progress of the studies being conducted by Charles River Laboratories. As of September 30, 2007, our remaining commitment to Charles River Laboratories in respect of the studies equaled approximately $300,000. In addition, we anticipate that we will incur expenses of up to approximately $600,000 in connection with the trial scheduled for the fourth quarter of 2007, though our actual expenses could differ materially from this estimate.

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

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that our disclosure controls and procedures were effective as of September 30, 2007.

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

AKESIS PHARMACEUTICALS, INC.

By:	/s/ Jay B. Lichter

Jay B. Lichter
President and Chief Executive Officer

Date:	November 6, 2007

Akesis Pharmaceuticals, Inc. and Subsidiaries

Exhibit Index

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger and Reorganization dated September 27, 2004 by and among the Registrant, Ann Arbor Acquisition Corporation, and Liberty Mint, Ltd.

3.1(2)	Articles of Incorporation, as amended, of the Registrant

3.2(2)	Bylaws of the Registrant

4.1(3)	Form of Warrant to Purchase Common Stock

4.2(3)	Form of Warrant to Purchase Common Stock

4.3(4)	Form of Warrant to Purchase Common Stock

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on September 28, 2004.
(2)	Incorporated by reference to the Registrant’s Form 10-K as filed with the SEC on March 24, 2005.
(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on January 6, 2006.
(4)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on April 4, 2006.