Form 10KSB
period 2007-12-31
AKESIS PHARMACEUTICALS, INC.
filed 2008-03-31
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-27409

Akesis Pharmaceuticals, Inc.

(Exact Name of small business issuer in its charter)

Nevada	84-1409219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

888 Prospect Street, Suite 320, La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (858) 454-4311

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock ($0.001 Par Value)

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The issuer’s revenues for the most recent fiscal year were Zero.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity sold, or the average bid and asked price of such common equity, as of March 25, 2008 was $7,556,288. Stock held by directors, officers and shareholders owning 5% or more of the outstanding common equity (as reported on Schedules 13D and 13G) were excluded as they may be deemed affiliates. This determination of affiliate status is not a conclusive determination for any other purpose. The number of shares of the registrant’s common equity outstanding as of March 25, 2008 was 24,933,826.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the following document are incorporated by reference in Part III of this report:

Definitive Proxy Statement to be filed with the Commission with respect to the registrant’s 2008 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format:    Yes ☐    No ☒

AKESIS PHARMACEUTICAL, INC.

FORM 10-KSB

Year Ended December 31, 2007

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

Such forward-looking statements are inherently subject to risks and uncertainties (including, but not limited to, those risks and uncertainties discussed in Item 1 below under the caption “Risk Factors” and in other sections of this document) and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. We assume no obligation to update any forward-looking statements to reflect the impact of events and circumstances occurring or arising after the date of this report.

Item 1. Description of Business

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

Despite the legacy businesses of our predecessors, we are currently an early stage biopharmaceutical company engaged in the discovery, development and commercialization of ethical pharmaceuticals for the treatment of Type 2 diabetes. We have been granted patents and filed patent applications for a proprietary therapy for use in the treatment of Type 2 diabetes.

In March 2007, we entered into a license agreement with the University of British Columbia (“UBC”), pursuant to which we obtained an exclusive license to use, commercialize and sublicense certain patented technology (and improvements thereon) owned by UBC relating to the treatment of diabetes and other related disorders (the “Licensed Technology”). Included in the Licensed Technology is bis(ethylmaltolato)oxovanadium(IV) (“BEOV”), a novel vanadium compound that has shown considerable potential as a treatment for patients with Type 2 diabetes. The addition of BEOV—which we will refer to as AKP-020—to the Company’s product portfolio substantially accelerates the Company’s clinical programs and gives the Company a proprietary drug candidate that may be useful for the treatment of Type 2 diabetes.

Our therapeutic approach is directed to the use of vanadium containing compounds as enhancers of insulin activity. We intend to use our primary proprietary compound, AKP-020, to develop a prescription treatment for Type 2 diabetes. This product is in an early stage of development. In February 2008, we began a Phase IIa clinical trial for AkP-020 under an open Investigational New Drug Application (IND) filed with the United States Food and Drug Administration, or the FDA. Vanadium containing compounds have demonstrated preliminary and published evidence of lowering and controlling blood glucose levels in animal models of diabetes as well as in patients with Type 2 diabetes.

The following discussion of our business contains forward-looking statements that involve risks and uncertainties. As described above, our actual results may differ materially from the results discussed in the forward-looking statements.

Diabetes

Diabetes is the fifth leading cause of death by disease in the United States. Diabetes is characterized by poor control of glucose levels in the blood, and is often associated with severe long-term complications, such as heart, eye, kidney and peripheral vascular diseases.

It is estimated that over 194 million people worldwide have diabetes. Of that population, approximately 18 million have Type 1 diabetes, also known as juvenile-onset diabetes, and approximately 159 million have Type 2 diabetes, also known as adult-onset diabetes. In the United States alone, in 2005 there were approximately 20 million people diagnosed with Type 2 diabetes, and approximately 1.5 million new cases of diabetes are diagnosed each year. The United States Centers for Disease Control, or CDC, estimates that in 2005 direct and indirect costs related to diabetes will be in excess of $150 billion. The American Diabetes Association, or ADA, estimates that 54 million Americans are pre-diabetic.

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

The most widely accepted measure of long-term blood glucose relies on measuring glycosylated hemoglobin, or HbA1c, levels. A person’s HbA1c level is a recognized indicator of that individual’s average blood glucose concentrations over a 3- to 4-month period. Lower HbA1c levels indicate better blood glucose control, on average. HbA1c levels in people without diabetes are usually less than 6%. The ADA’s Clinical Practice Recommendations suggest that people with diabetes should aim for an HbA1c level that is lower than 7%. Only a minority of people diagnosed with diabetes in the United States are able to achieve the ADA’s recommended target HbA1c level, even with available drug therapies. Additionally, aggressive use of insulin and other available therapies to achieve target glucose control can be associated with an increased risk of hypoglycemia and weight gain. Consequently, there is a pressing need to develop new treatment strategies that improve the overall health profile of patients with diabetes and reduce the risk of complications without increased pain and suffering.

In 1993, a landmark study in patients with Type 1 diabetes, called the Diabetes Control and Complications Trial, showed that improved glucose control—as measured by any reduction in an individual’s HbA1c level—reduced the incidence of long-term complications. In 1998, a similar landmark study in patients with Type 2 diabetes, the United Kingdom Prospective Diabetes Study, reported similar conclusions for Type 2 diabetes. Unfortunately, both of these studies also showed that available therapies cannot mitigate the progressive nature of diabetes and that long-term complications are to be expected.

Our Primary Product Candidate

Our primary product candidate, AKP-020, is a patented compound containing vanadium. Vanadium is a micronutrient which has been used widely for many years at very low doses. It is consumable in tablet form and is believed to address immediate health needs, longer-term health-maintenance issues, and aspects of general health and well-being. Vanadium has to date been sold as a dietary supplement under the 1994 Dietary Supplement Health and Education Act (“DSHEA”). Preliminary evidence suggests that it may be effective at promoting diabetic health and wellness when used as a stand-alone product, as well as when used as an adjunct to prescription anti-diabetic products, both oral and endogenous insulin. It is contemplated that our new product will be a monotherapy, but will likely be used in the clinical setting in combination with metformin and other approved diabetes treatments. AKP-020 is an oral once a day treatment for the rapid lowering of blood glucose.

Vanadium administration in diabetic subjects

The first published report regarding the efficacy of vanadium for the treatment of Type 2 diabetes dates back to 1899. While vanadium does not appear to be an essential element, many reports suggest otherwise. Nonetheless, the government has not established a recommended dietary allowance for vanadium consumption. The normal diet contains 10-30 micrograms (µg or mcg) of elemental vanadium per day. The reported Tolerable Upper Limit (“ULs”) for vanadium is approximately 1.8 mg/day for an adult.

Since sodium vanadate was first reported to be effective for treating diabetes in 1899, over 300 subsequent studies have shown that a number of vanadium compounds have insulin-enhancing actions both in in vitro and in vivo models of disease in humans with disease. Treatment with vanadium compounds such as vanadyl sulfate has been shown to result in the development of a noticeable increase in insulin sensitivity and decreased insulin requirements.

Vanadium has been proposed to act through at least three mechanisms: (1) an enhancement of insulin sensitivity, (2) a prolongation of insulin biological response, and (3) the stabilization of insulin-producing cells of the pancreas. The synergistic enhancement of insulin sensitivity and prolongation of insulin response appear to be mediated via an inhibitory action of vanadate on phosphoprotein tyrosine phosphatases (“PTPs”) which would otherwise act to switch off the intracellular effects of insulin within the cell.

Vanadium salts such as vanadyl sulfate appear to be poorly absorbed through the gastrointestinal tract, with less than 5% of the absorbed dose being taken up. The use of enteric-coated vanadyl sulfate capsules has been shown to approximately double the uptake of vanadate sulfate. Other salts, such as BEOV, have increased absorption compared to other vanadium compounds. Absorbed vanadate has been shown to bind to transferrin and ferritin in plasma and other body fluids. Absorbed vanadium is mainly excreted in the urine in both high and low molecular weight complexes. Long-term administration of vanadium results in the accumulation of vanadium in bone and other tissues.

There is currently limited data on the long-term toxicity of vanadium in humans. Vanadate appears to accumulate in bones and in clinical trials gastrointestinal side effects increase above doses of 75 mg/day. In one clinical trial, gastrointestinal side effects were experienced in 75% of the subjects in the first week, but well tolerated after that. In another study 12 subjects were given 13.5 mg daily for 2 weeks, followed by 22.5 mg daily for 5 months. Five developed gastrointestinal symptoms—nausea, vomiting, diarrhea, cramps.

We believe, based on our initial studies, that the safety threshold for the intended dose of AKP-020 is well within acceptable limits for additional studies in humans and may be suitable as a novel efficacious treatment for diabetes.

Target Markets

Our initial product candidate is targeted at individuals with Type 2 diabetes. Diabetes affects one of every 3 to 5 individuals in the United States, and is regarded by some analysts as significant growth engines for the human-health industry. Annual sales of oral anti-diabetic agents currently are on the order of $10 billion in the United States alone.

Safety Findings

As part of the original IND that we licensed from UBC, there has been substantial pre-clinical evaluation and a clinical study completed assessing AKP-020. These pre-clinical studies included acute and 28-day pharmacokinetic and toxicology programs in both rats and dogs. Since we licensed AKP-020, in March 2007, we have completed additional 28-day pharmacokinetic and toxicology studies in rats and dogs with a recovery period and specific emphasis on the effects in the kidney and tissue accumulation.

The pre-clinical studies that have been conducted on behalf of Akesis have yet to be thoroughly analyzed and their interpretation will be subject to evaluation by the FDA, but it is our initial interpretation that the findings are consistent with the previous studies in dogs and rats. In the doses that we believe may be needed to elicit a clinical response in humans, it is also our initial interpretation that there are no adverse effects or other safety significant safety concerns as determined by these studies in these species that would limit the further clinical evaluation in man, but this assessment is likewise subject to confirmation by the FDA.

Preliminary Clinical Data

We are in the process of performing an initial 21-individual, 28-day single-blinded human study of AKP-020. The final interpretation of these results will be made in conjunction with discussions with the FDA once all of the data is collected. We can not be certain when all data will be collected, or what the results of our analyses or the feedback and interpretation of the FDA will be.

To date, Akesis has dosed eight Type 2 diabetic patients. We are currently in the process of generating and analyzing data from all of those patients, but have released results from the initial four subjects, two of whom were dosed with AKP-020 and two of whom were dosed with a placebo. The data generated from these initial four subjects is as follows:

Fasting plasma glucose (mg/dL)

	Treatment	Day -1	Day 2	Day 7	Day 14
Subject 1	AKP-020	157	139	128	136
Subject 2	Placebo	143	148	151	145
Subject 3	AKP-020	276	212	130	152
Subject 4	Placebo	157	142	165	180

Oral glucose tolerance test (OGTT) plasma glucose (mg/dL) 2 hours after challenge

	Treatment	Day -1	Day 2	Day 7	Day 14
Subject 1	AKP-020	263	264	217	234
Subject 2	Placebo	317	269	307	293
Subject 3	AKP-020	483	378	265	302
Subject 4	Placebo	291	255	291	319

Day 1 data was collected the day before patients were dosed. Day 2 data was collected 24 hours after a single 20 mg oral dose of AKP-020 or placebo, and Day 7 and Day 14 data was collected after 7 and 14 daily administrations, respectively, of 20 mg oral dose of AKP-020 or placebo. The other measure of the effect of AKP-020 on plasma glucose levels is being determined using the gold standard euglycemic-hyperinsulinemic clamp design, but the results from these evaluations will not be available until all of data have been generated.

The ADA has defined that either of the following criteria is sufficient to establish the diagnosis of diabetes mellitus: 1) a fasting plasma glucose >126 mg/dL; 2) a 2-hour post-load glucose level of > 200 mg/dL following a 75-g oral glucose challenge (OGTT).

Single-blind studies are generally considered to be less reliable than double-blind trials but more reliable than open-label studies. The objective of the study described above is to provide preliminary data on the safety and efficacy of a 28-day course of treatment with AKP-020 compared to a placebo in a small number of Type 2 diabetics. If the results from this study are suggestive of clinical efficacy with an acceptable safety profile, then we will submit an additional pre-clinical development package to the FDA to support clinical studies in larger numbers of patients for a longer duration of treatment and follow-up, to include measurements in changes of plasma HbA1c levels as well as other measures for safety. These studies would then constitute what the FDA would consider to be registration-supportive studies.

The small size of our study, combined with its short duration, and the fact that the study is ongoing, make it impossible to draw broad, statistically meaningful conclusions. However, we are encouraged by these promising preliminary results, but we also recognize the early stage of our Phase IIa trial and continue to recruit patients and analyze the data.

In summary, based on this preliminary clinical data, we believe that AKP-020 may be an effective approach to improving the health of certain individuals with Type 2 diabetes. However, there can be no assurance that the results of more extensive human studies will be consistent with those obtained thus far.

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

In March of 2007, we in-licensed several patents from UBC for AKP-020. These patents are in force and we are maintaining these licenses as required by the license agreement. According to the terms of the license agreement our rights to these patents will remain in effect until the later of the expiration of the last patent covering products containing the Licensed Technology or the expiration of any applicable exclusive marketing rights covering products contained in the Licensed Technology.

Our core technologies are covered by issued United States patents, and we have additional patent applications pending both in the United States and from various foreign countries. Each of these patents consists of method and composition claims. Currently our patent portfolio consists of rights for 29 patents which we have been assigned or exclusively licensed. The last of our patent applications, if granted, will expire in 2027.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive pre-clinical laboratory tests, pre-clinical animal studies and formulation studies, all performed in accordance with current Good Laboratory Practices, or cGLP, regulations;

•	submission to the FDA of an Investigational New Drug, or IND, application which must become effective before clinical trials may begin;

•

performance of adequate and well-controlled clinical trials, performed according to current Good Clinical Practices, or cGCP, guidelines, to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of a New Drug Application, or NDA, to the FDA;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Pre-clinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of pre-clinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA.

An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. At any time during the clinical evaluation of a material subject to an IND, the FDA may decide to place a study on “Clinical Hold” pending the provision of additional information, or to address specific concerns. There is no guarantee for any IND sponsor that all Clinical Hold issues can be addressed, and if they cannot, all clinical development under that IND would cease. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission before each clinical trial can begin. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive cGCP regulations and regulations for informed consent.

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

targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive and extensive Phase III clinical trials.

•

Phase III: These are commonly referred to as pivotal or registration-supportive studies. When Phase II clinical trials have demonstrated that there is some relationship of proposed dose to efficacy with an acceptable safety profile, Phase III clinical trials are undertaken. Generally, the FDA requires that there be at least two multi-center studies including larger patient populations with subjects of different co-morbidities, age, ethnicity and severity of disease in order to provide extensive assurance that the patient populations chosen to support an NDA filing are likely to be representative of the Unites States population that may be treated by the approved medication.

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

If approved for marketing, our proprietary combinations may compete with established therapies for market share. In addition, many companies are pursuing the development of novel pharmaceuticals that target diabetes. These companies may develop and introduce products competitive with or superior to our proprietary combinations. Such competitive or potentially competitive products include, but are not limited to: acarbose, Bayetta, Januva, nateglinide, metformin, miglitol, pioglitazone, repaglinide, rosiglitazone, sulfonylureas, and symlin.

Product Liability and General Commercial Liability Insurance

Our business may expose us to potential product liability risks whenever human clinical testing is performed. Prior to beginning human clinical testing of our investigational drugs, we procure product liability insurance. We also carry general commercial liability insurance. We are maintaining the insurance, expanding the coverage as appropriate in concert with the development of our products. We cannot assure, however, that we will be able to continue to obtain such insurance on acceptable terms or that such insurance will provide adequate coverage against potential liabilities. A successful product liability, or other liability, claim or series of claims could result in a material adverse effect on our business.

Research and Development Expenses

In May 2006, we began the development of a clinical research protocol and began conducting other activities to support the initiation of new clinical trials related to our proposed pharmaceutical products. The cost of our research and development activities during the year ended December 31, 2007 was approximately $2.3 million compared to approximately $128,000 for the year ended December 31, 2006. The increase during 2007 is primarily attributable to the work that was required to prepare for the initiation of human clinical trials of our proposed diabetes-related pharmaceutical product, AKP-020. The human clinical trials for AKP-020 were initiated in February 2008. The 2007 research and development expenses consisted primarily of pre-clinical animal studies, outside consultants and license fees to UBC.

Employees

As of February 29, 2008, we had 2 employees. Both of these employees are in general and administrative positions. All of our management employees and members of our Board of Directors have prior experience with pharmaceutical and biotechnology companies. None of our employees are covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Corporate Website

We maintain a corporate website located at http://www.akesis.com. The contents of that website are not intended to constitute, nor do they constitute, part of this report.

Risk Factors

Our future operating results may vary substantially from anticipated results due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. You should carefully consider these factors before making an investment decision. If any of the following factors actually occur, our business, financial condition or results of operations could be harmed. In that case, the price of our common stock could decline, and our stockholders could experience losses on their investment.

We have a history of operating losses, anticipate future losses, may not generate revenues from product sales and may never become profitable.

We have experienced significant operating losses in each period since our inception. As of December 31, 2007, we have incurred total losses of $11.2 million. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. These losses have resulted principally from costs incurred in conducting research and development activities, stock-based compensation for our executive officers and from general and administrative costs associated with operations. We expect to incur increasing operating losses in the future as a result of expenses associated with clinical trials (see the Cash Resources section of this report below) as well as general and administrative costs. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require additional capital in the future to fund our expected operations, and if this additional capital is not available or not available on acceptable terms, we may have to reduce the size of our operations.

As of December 31, 2007, we have long-term debt with a balance due of $800,000. In addition, we are planning to conduct feasibility clinical trials for AKP-020 during the first and second quarters of 2008, which are estimated to cost approximately $850,000, though actual costs could be materially different than this estimate. Also, additional clinical trials and ongoing general and administrative operating expenses will require extensive additional funding (see the Cash Resources section of this report below). During the first quarter of 2008, we entered into a financing with Avalon Ventures and/or its affiliated investment funds (“Avalon”), where we sold 2,352,942 shares of our common stock at a purchase price of $0.85 per share. In addition, we issued warrants to purchase up to 352,941 shares of our common stock in connection with the financing. The warrants are exercisable for shares of our common stock until the earlier of March 25, 2011 or the date of a change in control of the Company at an exercise price per share of $0.85. The net proceeds from the financing after deducting expenses related to the financing are expected to be approximately $2 million. Regardless of that financing, there can be no assurance that we will be able to raise sufficient capital to meet our future financing needs. If we are unable to raise additional financing, our current cash resources after the first quarter 2008 financing described above would only enable us to continue operations based on our current level of commitments through the first quarter of 2009.

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

We are currently assessing various prospective product combinations. We will require additional capital to fund the development and commercialization of our specific combinations. Our future capital requirements will depend on many factors, including:

•	progress with our pre-clinical studies and toxicity studies;

•	the time and costs involved in obtaining regulatory approvals for the marketing of any of our specific combinations;

•	the costs of manufacturing any of our specific combinations;

•	our ability, and the ability of any partner, to effectively market, sell and distribute our products, subject to obtaining regulatory approval;

•	our ability to establish one or more marketing, distribution or other commercialization arrangements;

•	the cost of any potential licenses or acquisitions; and

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents or defending ourselves against competing technological and market developments.

If adequate funds are not available when required, we may have to delay, scale back or eliminate one or more of our development programs, or obtain funds by entering into more arrangements with collaborative partners or others that may require us to relinquish rights to certain of our specific combinations or technologies that we would not otherwise relinquish.

We may be unable to obtain regulatory clearance to market our primary proprietary compound, AKP-020, in the United States or foreign countries on a timely basis, or at all.

Our primary proprietary compound, AKP-020, is subject to extensive government regulations related to development, clinical trials, manufacturing and commercialization. The process of obtaining FDA and other regulatory approvals is costly, time consuming, uncertain and subject to unanticipated delays. The FDA may refuse to approve an application for approval of a specific compound if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy. Moreover, if the FDA grants regulatory approval of a product, the approval may be limited to specific indications or limited with respect to its distribution, which could limit our revenues. Foreign regulatory authorities may apply similar limitations or may refuse to grant any approval.

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

Moreover, manufacturing facilities operated by the third-party manufacturers with whom we may contract to manufacture our primary proprietary compound, AKP-020, may not pass an FDA or other regulatory authority pre-approval inspection. Any failure or delay in obtaining these approvals could prohibit or delay us or any of our business partners from marketing our products.

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

Any of the following could delay the completion of our planned clinical studies:

•	failure of the FDA or comparable foreign authorities to approve the scope or design of our clinical trials;

•	delays in enrolling volunteers;

•	insufficient supply or deficient quality of specific combination materials or other materials necessary for the performance of clinical trials;

•	negative results of clinical studies; or

•	serious side effects experienced by study participants relating to our primary proprietary compound, AKP-020.

If the results of our planned clinical studies for our primary proprietary compound, AKP-020, are not available when we expect or if we encounter any delay in the analysis of data from our clinical studies or if we encounter delays in our ability to scale-up our manufacturing processes, we may have to delay our planned filings seeking regulatory approval of AKP-020. Additionally we may not have the financial resources to continue research and development of any of our proprietary products, and we may not be able to enter into additional collaborative arrangements relating to any proprietary product subject to delay in clinical studies or delay in regulatory filings.

We will need to demonstrate the safety and efficacy of our product candidates in one or more Phase II clinical trials.

We will need to demonstrate the safety and efficacy of our product candidates in one or more Phase II clinical trials in order to obtain FDA approval for Phase III clinical trials, and there can be no assurance that our product candidates will achieve positive results in further clinical testing or that we will obtain FDA approval for Phase III clinical trials.

Positive results in early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier-stage development.

We currently have no internal sales and marketing resources and may have to rely on third parties in the event that we successfully develop our product candidates into commercial drug products.

To market any of our products in the United States or elsewhere, we must develop internally or obtain access to sales and marketing forces with technical expertise and with supporting distribution capability in the relevant geographic territory. We may not be able to enter into marketing and distribution arrangements or find a corporate partner for our proposed product or our other proposed products, and we are not likely to be able to market and distribute our products ourselves. If we are not able to enter into a marketing or distribution arrangement or find a corporate partner who can provide support for commercialization of our proposed products as we deem necessary, we may not be able to commercialize our products successfully. Moreover, any new marketer or distributor or corporate partner for our proposed products, with whom we choose to contract may not establish adequate sales and distribution capabilities or gain market acceptance for our products, if any.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors.

The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product licensing approval is granted. As a result, we may obtain regulatory approval for a product in a particular country, but then be subject to price regulations that reduce our revenues from the sale of the product. Also, in some foreign markets, pricing of prescription pharmaceuticals is subject to continuing governmental control even after initial marketing approval. If we succeed in bringing a specific product(s) to market, we cannot be certain that the product(s) will be considered cost effective and that reimbursement will be available or, if available, will be sufficient to allow us to sell the product(s) on a competitive basis.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means, including efforts to increase the amount of patient co-pay obligations, may limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government control. In addition, as a result of the focus on health care reform in connection with the 2008 presidential election, there is a risk that Congress may implement changes in laws and regulations governing health care service providers, including measures to control costs, or reductions in reimbursement levels. Overall, we are unable to predict when legislation or regulation that affects our business may be proposed or enacted in the future or what effect any such legislation or regulation would have on our business. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the rate of adoption and pricing of pharmaceutical products. Cost-control initiatives could decrease the price that any of our collaborators or we would receive for any products in the future. Further, cost-control initiatives could adversely affect our collaborators’ ability to commercialize our products, our ability to realize revenues from this commercialization, and our ability to fund the development of future specific combinations.

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

We do not manufacture our own specific products and rely on third-party manufacturers to provide the components necessary for our specific products.

We do not manufacture our own proposed products and may not be able to obtain adequate supplies, which could cause delays or reduce profit margins. The manufacturing of sufficient quantities of new proposed products is a time-consuming and complex process. We have no manufacturing capabilities. In order to continue to develop our proprietary products, apply for regulatory approvals and ultimately commercialize additional products, we need to continue to contract or otherwise arrange for the necessary manufacturing.

If any of our existing or future manufacturers cease to manufacture or are otherwise unable to deliver any of the components of our proposed products in either bulk or dosage form, or other product components, we may need to engage additional manufacturers. The cost and time to establish manufacturing facilities would be substantial. As a result, using a new manufacturer could disrupt our ability to supply our products and/or reduce our profit margins. Any delay or disruption in the manufacturing of bulk product, the dosage form of our products or other product components, including pens for delivery of our products, could harm our ability to generate product sales, harm our reputation and require us to raise additional funds.

The manufacture of our product candidates is a highly exacting and complex process and if our third-party contract manufacturers or any of our materials suppliers encounter problems manufacturing our products, this could cause us to delay any potential clinical program or product launch or, following approval, cause us to experience shortages of products inventories.

The FDA and foreign regulators require manufacturers to register manufacturing facilities. The FDA and foreign regulators also periodically inspect these facilities to confirm compliance with cGMP or other similar requirements that the FDA or foreign regulators establish.

The manufacture of pharmaceutical products requires significant expertise and compliance with strictly enforced federal, state and foreign regulations. Our contract manufacturers or our materials and drug substances suppliers may experience manufacturing or quality control problems that could result in a failure to maintain compliance with the FDA’s cGMP requirements, or those of foreign regulators, which is necessary to continue manufacturing our product candidates. Other problems that may be encountered include the need to make necessary modifications to qualify and validate a facility, difficulties with production and yields, including scale-up requirements and achieving adequate capacity, availability of raw materials and supplies, quality control and assurance, and shortages of qualified personnel. Such a failure could result in product production and shipment delays or an inability to obtain materials or drug substances supplies.

Manufacturing or quality control problems may occur at the facilities of our contract manufacturer or our materials or drug substances suppliers. Any failure by the manufacturing operations of any of our suppliers to comply with cGMP requirements or other FDA or foreign regulatory requirements could adversely affect our contract manufacturer’s ability to manufacture our product candidates, which in turn would adversely affect our clinical research activities and our ability to develop and gain regulatory approval to market our product candidates.

Any interruption in manufacturing operations of our contract manufacturer could result in our inability to satisfy our needs for planned clinical trials and, if approved, commercial requirements for our product candidates. A number of factors could cause interruptions, including equipment malfunctions or failures, technology malfunctions, work stoppages or slowdowns, damage to or destruction of the facility, regional power shortages, and product tampering.

If our patents are determined to be unenforceable, or if we are unable to obtain new patents based on current patent applications or for future inventions, we may not be able to prevent others from using our intellectual property.

Our success will depend in part on our ability to obtain and expand patent protection for our proposed products and technologies both in the United States and other countries. We cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us.

Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes. In addition, because patent applications in the United States are maintained in secrecy for eighteen months after the filing of the applications, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be sure that the inventors of subject matter covered by our patents and patent applications were the first to invent or the first to file patent applications for these inventions. In the event that a third party has also filed a patent on a similar invention, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in a loss of our patent position. Furthermore, we may not have identified all United States and foreign patents that pose a risk of infringement.

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

The manufacture, use or sale of any of our proprietary products may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In such case, we may be required to alter our products, pay licensing fees or cease activities. If our products conflict with patent rights of others, third parties could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms, if at all.

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

There are many companies that are seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders. Our competitors include multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. A number of our largest competitors, including Bristol-Myers Squibb Company, Sanofi-Aventis, Eli Lilly and Company, GlaxoSmithKline, Merck & Co., Novartis AG, Novo Nordisk A-S and Takeda Pharmaceuticals, are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting, and it is possible that the number of companies seeking to develop products and therapies for the treatment of diabetes and other metabolic disorders will increase. The government, through the National Center for Complementary and Alternative Medicine, or NCCAM, funds a variety of private, and for-profit, and academic groups to conduct trials on chromium supplementation and related alternative approaches to treat diabetes.

Many of our competitors have substantially greater financial, technical, human and other resources than we do. In addition, many of these competitors have significantly greater experience than we do in undertaking pre-clinical testing and human clinical studies of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we do, which would provide these competitors with an advantage for the marketing of products with similar potential uses. Furthermore, if we are permitted to commence commercial sales of products, we may also be competing with respect to manufacturing and product distribution efficiency and sales and marketing capabilities, areas in which we have limited or no experience as an organization.

Our target patient population for our proprietary products is people with Type 2 diabetes. Other products are currently in development or exist in the market that may compete directly with the products that we are seeking to develop and market. Various products are available to treat Type 2 diabetes, including, sulfonyureas, metformin, insulin, glinides, alpha-glucosidase inhibitors, and thiazolidinediones.

In addition, several companies are developing various approaches to improve treatments for Type 1 and Type 2 diabetes. We cannot predict whether our proprietary products, even if successfully tested and developed, will have sufficient advantages over existing products to cause health care professionals to adopt them over other products or that our specific products will offer an economically feasible alternative to existing products.

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

We currently have only two employees, and we have no immediate plans to hire additional employees. We currently are utilizing the services of several consultants with expertise in such fields critical to our business as contract manufacturing, regulatory affairs, biostatistics, and diabetology. If we are unable to retain the services of those consultants, or obtain the services of additional consultants, our likelihood of success could decrease significantly.

Our business has a substantial risk of product liability and other claims, and insurance may be expensive or unavailable.

Our business exposes us to potential product liability risks and other claims that are inherent in the testing, manufacturing and marketing of human therapeutic products. Product liability claims could result in a recall of products or a change in the indications for which they may be used, either of which may have a material adverse effect on our business and results of operations.

We currently have limited product liability insurance, including clinical trial insurance, and will seek additional coverage prior to marketing any of our proposed products. We also carry general commercial liability insurance. However, we cannot assure you that our insurance will provide adequate coverage against potential liabilities. Furthermore, clinical trial, product liability and general commercial liability insurance are becoming increasingly expensive. As a result, we may not be able to maintain current amounts of insurance coverage, obtain additional insurance or obtain insurance at a reasonable cost or in sufficient amounts to protect against losses that could have a material adverse effect on us.

Item 2. Description of Properties

We leased an aggregate of approximately 300 square feet of office space located in La Jolla, California, and San Diego, California during 2007, pursuant to two leases each on a month-to-month basis. The La Jolla office space is sublet from Avalon. Avalon is a stockholder, owning 7,670,442 shares of the Company’s stock, or 31% of shares outstanding as of March 25, 2008. Additionally, one of the Company’s directors, Kevin Kinsella, is a managing member of Avalon. The San Diego office space was sublet from Sirion Therapeutics, Inc. Jay Lichter, the Company’s Chief Executive Officer and a member of the Board of Directors, is a former officer and current consultant to Sirion, and Kevin Kinsella is a current member of the Board of Directors of Sirion. The Sirion lease was terminated effective as of January 31, 2008. The Board of Directors has determined that the rent charged to us for both leases is fair and reasonable. We believe that our facilities are adequate to meet our operating needs for the foreseeable future.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTC Bulletin Board Market under the symbol “AKES.OB”. The following table presents quarterly information on the price range of high and low sales prices for our common stock for the periods indicated since January 1, 2006. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	High	Low
2007
First Quarter	$1.07	$0.47
Second Quarter	$0.75	$0.40
Third Quarter	$0.87	$0.38
Fourth Quarter	$0.74	$0.43

2006
First Quarter	$2.49	$1.30
Second Quarter	$1.60	$0.55
Third Quarter	$1.25	$0.55
Fourth Quarter	$1.50	$0.60

Holders

As of March 25, 2008, there were approximately 398 stockholders of record of our common stock with approximately 24,993,826 shares outstanding.

Dividends

We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

Equity Compensation Plan Information

The following table summarizes the securities authorized for issuance under our equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	390,000	$1.23	910,000
Equity compensation arrangements not approved by stockholders	1,550,000	$0.83
Warrants issued	1,726,300	$0.94

Total	3,666,300	$0.92	910,000

Recent Sales of Unregistered Securities

During the period covered by this annual report, we have not issued any unregistered securities which have not been previously reported.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchases of any securities of the Company by the Company or affiliated purchasers were not made in the fourth quarter of 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operation

This plan of operation should be read in conjunction with our audited financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

Introduction

One of our predecessors, Akesis Pharmaceuticals, Inc., a Delaware corporation, (“Akesis Delaware”) was incorporated on April 27, 1998, for the purpose of direct marketing to consumers an established over-the-counter product for lowering blood glucose levels in the treatment of diabetes. Effective December 9, 2004, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 27, 2004 (the “Merger Agreement”), among Akesis Delaware, another of our predecessors, Liberty Mint, Ltd., a Nevada corporation (“Liberty”), and Ann Arbor Acquisition Corporation, a wholly-owned subsidiary of Liberty (“MergerSub”), MergerSub merged with and into Akesis Delaware, with Akesis Delaware as the surviving corporation and wholly-owned subsidiary of Liberty. Effective January 11, 2005, the combined company changed its name to Akesis Pharmaceuticals, Inc. and its trading symbol to AKES.OB.

Despite the legacy businesses of our predecessors, we are currently an early stage biopharmaceutical company engaged in the discovery, development and commercialization of ethical pharmaceuticals for the treatment of Type 2 diabetes. We have been granted patents and filed patent applications for a proprietary therapy for use in the treatment of Type 2 diabetes.

Our therapeutic approach is directed to the use of vanadium containing compounds as an insulin enhancer. We intend to use our primary proprietary compound, AKP-020, to develop a prescription treatment for Type 2 diabetes. This product is in an early stage of development. In February 2008, we began a Phase IIa clinical trial of AKP-020 under an open IND filed with the United States Food and Drug Administration, or the FDA. Vanadium containing compounds have demonstrated preliminary and published evidence of lowering and controlling blood glucose levels animal models of diabetes in patients with Type 2 diabetes.

The following discussion of results of operations and cash resources contains forward-looking statements that involve risks and uncertainties. As described in Part I, our actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause or contribute to such differences include those discussed below and in the section entitled “Risk Factors” of this report.

Plan of Operation

We are currently a pharmaceutical company with a portfolio of innovative prospective treatments for diabetes and other related metabolic disorders. We possess issued United States patents for both prescription and over-the-counter treatments, which uniquely combine anti-diabetic trace minerals with certain classes of diabetes oral agents. Our products have demonstrated preliminary evidence of lowering and controlling blood glucose levels in patients with Type 2 diabetes.

The following discussion of our plan of operation contains forward-looking statements that involve risks and uncertainties. As described above, our actual results may differ materially from the results discussed in the forward-looking statements.

Research and Development Projects

The focus of the Company is the development of AKP-020, a proprietary, vanadium-based monotherapy for the treatment of Type 2 diabetes. Historically, we focused on the development of our proprietary compounds AKP-111, AKP-201 and AKP-310 as potential candidates for a combination product to treat diabetes and other related metabolic disorders. For instance, we previously completed in 1999 an initial 81-individual open-label study of AKP-111, our triple combination product, which demonstrated a consistent improvement in glycosylated hemoglobin levels (which is an established long-term measure of blood glucose) compared to base line, after three months of treatment in a diabetic population.

In March 2007, we entered into a license agreement with the UBC, pursuant to which we obtained the Licensed Technology. Included in the Licensed Technology is BEOV, a novel vanadium compound that has shown considerable potential as a treatment for patients with Type 2 diabetes. The addition of BEOV—which we will refer to as AKP-020—to the Company’s product portfolio substantially accelerates the Company’s clinical programs and gives the Company a proprietary drug candidate that may be useful for the treatment of Type 2 diabetes.

In addition, by virtue of the license, we gained access to data that includes information relating to Phase I clinical trials for AKP-020 and the extended related correspondence with the FDA. This data allowed the Company to request a pre-IND meeting with the FDA and subsequently file a full IND to initiate a Phase IIa clinical trial. The IND became active on November 12, 2007.

The initial human Phase I data for AKP-020 showed that AKP-020 has advantages over unpatented vanadyl sulfate (the original vanadium compound in AKP-111) with respect to dosing, pharmacokinetics and bioavailability, without signs of any significant new toxicities. This data set also includes extensive acceptable safety and efficacy profiles derived from studies of AKP-020 in rodents and dogs. In addition to the advanced clinical stage of AKP-020 and its mechanistic similarities to vanadyl sulfate, we believe that the Licensed Technology will be a strong candidate as a stand alone product.

As a result of the foregoing, the Company’s initial product focus has shifted away from combination products, and towards AKP-020. Given the existing data on AKP-020 and the feedback from the FDA, we began enrolling subjects into a Phase IIa clinical trial of AKP-020 in February 2008. Previously, we also entered into arrangements with Charles River Laboratories, Inc. (“Charles River Laboratories”), pursuant to which Charles River Laboratories performed two 28-day renal-focused safety and toxicology studies, one in rats and one in dogs, with various doses of AKP-020. The studies have been completed and the initial interpretation is one that is supportive of safety at the doses that we plan to use in humans, but this assessment is subject to confirmation by the FDA.

Finally, the Company has filed for additional intellectual property protection for AKP-020. The Company intends for these new filings to provide for an additional 20 years of protection in the United States and certain non-United States territories.

The risks and uncertainties associated with completing the development of our products on schedule, or at all, include the following, as well other risk factors contained in this Annual Report on Form 10-KSB:

•	Our products may not be shown to be safe and efficacious in the clinical trials;

•	We may be unable to obtain regulatory approval of our products or be unable to obtain such approval on a timely basis;

•	The intellectual property rights underlying our products may not be enforceable or may be found to infringe on the intellectual property rights of third parties;

•	We may be unable to recruit enough patients to complete the clinical trials in a timely manner;

•	We could encounter manufacturing problems with either the active pharmaceutical ingredient or the formulation of the drug product;

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

Research and Development Expenses

In May 2006, we began the development of a clinical research protocol and began conducting other activities to support the initiation of new clinical trials related to our proposed pharmaceutical products. The cost of our research and development activities during the year ended December 31, 2007 was approximately $2.3 million compared to approximately $128,000 for the year ended December 31, 2006. The increase during 2007 is primarily attributable to the work that was required to prepare for the initiation of human clinical trials of our proposed diabetes-related pharmaceutical product, AKP-020. The human clinical trials for AKP-020 were initiated in February 2008. The 2007 research and development expenses consisted primarily of pre-clinical animal studies, outside consultants and license fees to UBC.

Cash Resources

We have financed our operations primarily through the sale of equity securities and borrowings under a credit facility with Square 1 Bank (the “Bank”). We invest excess cash in a money market account that will be used to fund future operating costs. Cash, cash equivalents and investment securities totaled $1,110,196 at December 31, 2007, compared to $4,111,070 at December 31, 2006. We primarily fund current operations with our existing cash and investments. Cash used in operating activities for 2007 totaled $3,800,874.

We had no revenues or other income sources in 2007 to cover operating expenses, and we do not expect any revenues in the foreseeable future. We believe our current financial resources should enable us to continue operations based on our current level of commitments through the first quarter of 2009.

During the first quarter of 2008, the Company entered into a financing with Avalon where it sold 2,352,942 shares of its common stock at a purchase price of $0.85 per share. In addition, the Company issued warrants to purchase up to 352,941 shares of its common stock in connection with the financing. The warrants are exercisable for shares of the Company’s common stock until the earlier of March 25, 2011 or the date of a change of control of the Company at an exercise price per share of $0.85. The net proceeds from the financing after deducting expenses related to the financing are expected to be approximately $2 million. All the shares and warrants issued in connection with the financing were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

In December 2006, we entered into a loan and security agreement with the Bank that provided for a loan of up to $1.0 million to finance general corporate purposes, which amount the Company borrowed in June 2007. The loan is payable in 30 monthly principal payments of $33,333 (in each case, plus monthly interest payments equal to the Bank’s prime rate plus 0.75%) and matures in December 2009. The remaining principal balance on the loan as of December 31, 2007 is $800,000. The Company has granted a security interest in favor of the Bank in substantially all of its tangible assets as collateral for the loan under the loan and security agreement, and the agreement imposes certain limitations on the Company’s ability to engage in certain transactions. In connection with the agreement, the Company also issued to the Bank a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for seven years from the date of issuance at an exercise price per share of $0.60. The fair value of the warrant issued to the Bank was determined to be $55,505 using a Black-Scholes model, which amount was recorded as debt issuance costs and is being amortized over the life of the agreement. Interest expense, excluding amortization of debt issuance costs, for the years ended December 31, 2007 and 2006 was $45,673 and zero, respectively. Amortization of debt issuance costs for the years ended December 31, 2007 and 2006 was $27,964 and $2,442, respectively.

In December 2007 we entered into a contract with a contract research organization to conduct a Phase IIa clinical trial of our primary product candidate, AKP-020, that will extend across multiple reporting periods. At the time we entered into the contract, we made a payment of approximately $155,000 against future expenses to be incurred under the contract. None of the services under the contract were performed in 2007 so the upfront payment was recorded as a prepaid asset in the consolidated balance sheet as of December 31, 2007. The estimated total cost of the contract is approximately $700,000 and the estimated total cost of the clinical trial is approximately $850,000, though our actual expenses could differ materially from those estimates.

In order to finance additional feasibility trials beyond the trial currently underway to further validate our products, we will need to raise a significant amount of capital. We will also need to raise additional capital to finance our future operating cash needs. We may seek to raise capital through the sale of equity or debt securities or the development of other funding mechanisms. In addition, we may seek to form a strategic partnership for the development and commercialization of our products.

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

Item 7. Financial Statements

AKESIS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Akesis Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Akesis Pharmaceuticals, Inc., a Nevada corporation, as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with United States generally accepted accounting principles.

/s/ SWENSON ADVISORS, LLP

Independent Registered Public Accounting Firm

San Diego, California

March 28, 2008

Akesis Pharmaceuticals, Inc.

Consolidated Balance Sheets

As of December 31, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,110,196	$4,111,070
Prepaid and other current assets	221,119	2,551

Total current assets	1,331,315	4,113,621
Debt issuance costs, net	53,795	85,462

Total assets	$1,385,110	$4,199,083

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,416	$140,468
Current portion of long-term debt	400,000	—

Total current liabilities	473,416	140,468
Long-term debt	400,000	—

Total liabilities	873,416	140,468

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, and zero shares issued and outstanding as of December 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, and 22,580,884 shares issued and outstanding as of December 31, 2007 and 2006	22,581	22,581
Additional paid-in capital	11,704,679	11,245,080
Accumulated deficit	(11,215,566)	(7,209,046)

Total stockholders’ equity	511,694	4,058,615

Total liabilities and stockholders’ equity	$1,385,110	$4,199,083

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2007 and 2006

	2007	2006
Revenue	$—	$—

Operating costs and expenses:
Selling, general and administrative	1,767,049	1,239,745
Research and development	2,282,541	127,799

Total expenses	4,049,590	1,367,544

Loss from operations	(4,049,590)	(1,367,544)
Interest income, net	45,018	25,157
Loss on disposal of assets	—	(13,805)

Loss before income taxes	(4,004,572)	(1,356,192)
Provision for income taxes	1,948	1,800

Net loss	$(4,006,520)	$(1,357,992)

Net loss per common share—basic and diluted	$(0.18)	$(0.08)

Weighted-average common shares outstanding—basic and diluted	22,580,884	16,020,232

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2005	15,167,552	$15,168	$6,173,556	$(5,851,054)	$337,670
Issuance of common stock	7,413,332	7,413	4,589,813		4,597,226
Sale of warrants to former employees	—	—	3,000	—	3,000
Issuance of warrants for employee termination costs	—	—	230,105	—	230,105
Issuance of warrants for private placement fees	—	—	89,715	—	89,715
Issuance of warrants for debt issuance costs	—	—	55,505	—	55,505
Stock-based compensation	—	—	103,386	—	103,386
Net loss	—	—	—	(1,357,992)	(1,357,992)

Balance at December 31, 2006	22,580,884	22,581	11,245,080	(7,209,046)	4,058,615
Stock-based compensation	—	—	459,599	—	459,599
Net loss	—	—	—	(4,006,520)	(4,006,520)

Balance at December 31, 2007	22,580,884	$22,581	$11,704,679	$(11,215,566)	$511,694

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(4,006,520)	$(1,357,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,964	5,929
Loss on disposal of assets	—	13,805
Stock-based compensation	459,599	103,386
Warrants issued for private placement fees	—	89,715
Warrants issued for employee terminations costs	—	230,105
Changes in assets and liabilities:
Other current assets	(218,568)	6,613
Debt issuance costs, net of warrants issued to lender	3,703	(32,399)
Accounts payable	(67,052)	63,031

Net cash used in operating activities	(3,800,874)	(877,807)

Cash flows from investing activities:
Sale of property and equipment	—	100

Net cash used in investing activities	—	100

Cash flows from financing activities:
Proceeds from common stock issuances	—	4,597,226
Proceeds from bank loan	1,000,000	—
Principal payments on bank loan	(200,000)	—
Proceeds from sale of warrants to former employees	—	3,000

Net cash provided by financing activities	800,000	4,600,226

Net increase (decrease) in cash and cash equivalents	(3,000,874)	3,722,519

Cash and cash equivalents at beginning of period	4,111,070	388,551

Cash and cash equivalents at end of year	$1,110,196	$4,111,070

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest expense	$42,651	$2,442
Cash paid for income taxes	$1,948	$1,800

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2007 and 2006 and For the Years Ended December 31, 2007 and 2006

1.	The Company

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

Despite the legacy businesses of our predecessors, we are currently an early stage biopharmaceutical company engaged in the discovery, development and commercialization of ethical pharmaceuticals for the treatment of Type 2 diabetes. We have been granted patents and filed patent applications for a proprietary therapy for use in the treatment of Type 2 diabetes.

Our therapeutic approach is directed to the use of vanadium containing compounds as an insulin enhancer. We intend to use our primary proprietary compound, AKP-020, to develop a prescription treatment for Type 2 diabetes. This product is in an early stage of development. In February 2008, we began a Phase IIa clinical trial for AKP-020 under an open IND filed with the FDA. Vanadium containing compounds have demonstrated preliminary and published evidence of lowering and controlling blood glucose levels animal models of diabetes in patients with Type 2 diabetes.

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

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, prepaid and other current assets and accounts payable and accrued liabilities approximate fair market value because of the short maturity of those instruments. The fair value of the note payable approximates the carrying value of the note because the stated interest rate for the note is at current market rates.

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

Recognition of expenses in outsourced contracts

Pursuant to management’s assessment of the services that have been performed on clinical trials and other contracts, we recognize expenses as the services are provided. Such management assessments include, but are not limited to: (1) an evaluation of the work that has been completed during the period, (2) measurement of progress prepared internally and/or provided by the third-party service provider, (3) analyses of data that justify the progress, and (4) management’s judgment. In December 2007 we entered into a contract with a contract research organization to conduct a Phase IIa clinical trial of our primary product candidate, AKP-020, that will extend across multiple reporting periods. At the time we entered into the contract, we made a payment of approximately $155,000 against future expenses to be incurred under the contract. None of the services under the contract were performed in 2007 so the upfront payment was recorded as a prepaid asset in the consolidated balance sheet as of December 31, 2007. The estimated total cost of the contract is approximately $700,000 and the estimated total cost of the clinical trial is approximately $850,000, though our actual expenses could differ materially from those estimates.

Patent-related costs

All costs associated with application for patents are expensed as incurred and classified as research and development expenses in our consolidated statements of operations. Such patent-related costs for the year December 31, 2006 have been reclassified to conform to the classification for the year ended December 31, 2007.

Acquired contractual rights

Payments to acquire contractual rights to a licensed technology or drug candidate are expensed as incurred when there is uncertainty in receiving future economic benefits from the acquired contractual rights. We consider the future economic benefits from the acquired contractual rights to a drug candidate to be uncertain until such drug candidate is approved by the FDA or when other significant risk factors are abated.

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

As share-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimation of the number of stock awards that will ultimately be forfeited requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are required by SFAS No. 123(R) to be recorded as a cumulative adjustment in the period in which estimates are revised.

We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS No. 123(R), will be recognized as an addition to additional paid-in capital. The adoption of the SFAS No. 123(R) fair value method resulted in a non-cash stock-based compensation charge on the Company’s reported results of operations of $459,599 and $103,386 for the years ended December 31, 2007 and 2006, respectively.

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

For the years ended December 31, 2007 and 2006, the following options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be antidilutive:

	Years Ended December 31,
	2007	2006
Stock options	1,940,000	1,000,000
Stock warrants	1,726,300	1,726,300

Effect of new accounting standards

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, which requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to affect future reporting or disclosures.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), which creates greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to affect future reporting or disclosures.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, which would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to affect future reporting or disclosures.

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

3.	Property and Equipment

On October 2, 2006, the Company sold its furniture, fixtures and office equipment to its former chief executive officer for $100 as part of a separation agreement and release. Depreciation expense recognized in 2006 prior to the sale of the assets was $3,487 and the Company recorded a loss in the consolidated statement of operations of $13,805 on the disposal of the assets. As of December 31, 2007 and 2006, the Company had no property or equipment.

4.	Long-Term Debt

In December 2006, the Company entered into a loan and security agreement with Bank that provided for a loan of up to $1.0 million to finance general corporate purposes, which amount the Company borrowed in June 2007. The loan is payable in 30 monthly principal payments of $33,333 (in each case, plus monthly interest payments equal to the Bank’s prime rate plus 0.75%) and matures in December 2009. At December 31, 2007, the interest rate for the loan was 8%. The Company has granted a security interest in favor of the Bank in substantially all of its tangible assets as collateral for the loans under the loan and security agreement, and the agreement imposes certain limitations on the Company’s ability to engage in certain transactions. In connection with the agreement, the Company also issued to the Bank a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for seven years from the date of issuance at an exercise price per share of $0.60. The fair value of the warrant issued to the Bank was determined to be $55,505 using a Black-Scholes model, which amount was recorded as debt issuance costs and is being amortized over the life of the agreement. Interest expense, excluding amortization of debt issuance costs, for the years ended December 31, 2007 and 2006 was

$45,673 and zero, respectively. Amortization of debt issuance costs for the years ended December 31, 2007 and 2006 was $27,964 and $2,442, respectively.

Loan maturities following December 31, 2007, are as follows:

2008	$400,000
2009	400,000

$800,000

5.	Commitments, Contingencies and Related Party Transactions

The Company during 2007 leased an aggregate of approximately 300 square feet of office space located in La Jolla, California, and San Diego, California, pursuant to two leases each on a month-to-month basis. The La Jolla office space is sublet from Avalon. Avalon is a stockholder, owning 7,670,442 shares of the Company’s stock, or 31% of shares outstanding as of March 25, 2008. Additionally, one of the Company’s directors, Kevin Kinsella, is a managing member of Avalon. The San Diego office space is sublet from Sirion. Jay Lichter, the Company’s Chief Executive Officer and a member of the Board of Directors, is a former officer and current consultant to Sirion, and Kevin Kinsella is a current member of the Board of Directors of Sirion. The Sirion lease was terminated effective as of January 31, 2008. In addition, from December 9, 2004 through July 31, 2006, the Company sublet approximately 900 square feet of office space in Carefree, Arizona from its former chief executive officer at his cost. The Board of Directors has determined that the rent charged to the Company for all three leases is fair and reasonable. The Company recorded rent expense during the years ended December 31, 2007 and 2006 of $20,725 and $25,200, respectively.

6.	Stock-based Compensation

Stock-based compensation expense for the years ended December 31, 2007 and 2006 was $459,599 and $103,386, respectively. Since we have a net operating loss carryforward as of December 31, 2007, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. At the present time, we intend to issue new common shares upon the exercise of stock options. None of the share-based awards are classified as a liability as of December 31, 2007.

The Company periodically conducts a review of its estimated forfeiture rate, taking into account, among other things, the types of awards typically granted by the Company, the types of employees who typically receive such awards and the Company’s historical forfeiture rate. As a result of this review for the quarter ended December 31, 2006, the Company determined that, due to the resignation of the Company’s former chief executive officer in October 2006 and the corresponding forfeiture by such former chief executive officer of a large number of stock awards, the Company’s estimated rate of forfeitures should be materially revised during the quarter ended December 31, 2006. Accordingly, as required by SFAS No. 123(R), the Company revised its estimated forfeiture rate based on the differences between its estimated and actual results. The Company calculated the amount of the necessary cumulative adjustment to be equal to $1,047,575, which amount was recorded as a reduction of non-cash stock-based compensation expense within the Company’s operating expenses in the quarter ended December 31, 2006.

As of December 31, 2007, there are 1,550,000 shares of common stock subject to nonstatutory stock options granted to executive officers and outside directors at exercise prices ranging from $0.51 to $1.50. Those stock options vest through various dates ending between December 12, 2008 and December 16, 2011, subject to the officers’ and directors’ continued employment with and service to the Company on any such date. In addition, in the event of a change of control of the Company, if the option is not assumed or an equivalent option is not substituted by the successor corporation or a parent or subsidiary of the successor corporation, the officers and directors shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the officers and directors would not otherwise be vested or exercisable. During the years ended December 31, 2007 and 2006 nonstatutory stock options to acquire 750,000 and 600,000 shares of our common stock, respectively, were granted.

The Company’s Board of Directors also authorized and reserved 1,500,000 shares of common stock pursuant to a 2005 Stock Plan in January 2005 for option grants to employees, directors and consultants. Currently outstanding options to acquire a total of 390,000 shares of our common stock have been granted pursuant to such 2005 Stock Plan to an outside director and certain consultants. The stock options are nonqualified stock options with a term of 10 years and an exercise price ranging from $0.46 to $1.94 per share. The options vest through various dates ending between January 24, 2009 and June 4, 2010, subject to the director’s and consultants’ continued service to the Company on any such vesting date. In addition, in the event of a change of control of the Company, if the option is not assumed or an equivalent option is not substituted by the successor corporation or a parent or subsidiary of the successor corporation, the director shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the director would not otherwise be vested or exercisable. During the years ended December 31, 2007 and 2006 options to acquire 190,000 and zero shares of our common stock, respectively, were granted under the 2005 Stock Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes method for option pricing that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock and other factors. The expected term of options granted is based on our management’s estimate since our operating history is too brief to have established historical rates for employee termination and option exercises. The risk-free interest rates are based on the United States Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. Assumptions used in the Black-Scholes model for the years ended December 31, 2007 and 2006, respectively, were as follows:

	Years Ended December 31,
	2007	2006
Expected volatility	125%	125%
Annual expected termination rate	25%-35%	35%
Risk-free interest rate (zero coupon U.S. Treasury Note)	3.06%-4.92%	4.68%
Expected dividend yield	0%	0%

The fair value of options granted during the years ended December 31, 2007 and 2006 was $384,084 and $292,153, respectively, and the fair value is amortized over the vesting period of the option using the multiple option methodology in accordance with the provisions of SFAS No. 123(R).

The following is a summary of the status of the nonstatutory options and the options under the 2005 Stock Plan for the years ended December 31, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2005	1,462,499	$1.62	9.21	$4.9
Granted	600,000	$0.94
Exercised	—	—
Expired	(532,707)	$1.55
Cancelled	(529,792)	$1.62

Balance at December 31, 2006	1,000,000	$1.25	9.06	$1.4
Granted	940,000	$0.54
Exercised	—	—
Expired	—	—
Cancelled	—	—

Balance at December 31, 2007	1,940,000	$0.91	8.82	—

Exercisable at December 31, 2007	818,606	$1.35	7.97	—

The grant-date fair values of options granted during the years ended December 31, 2007 and 2006 were $0.41 per share and $0.49 per share, respectively.

A summary of the status of our non-vested stock options as of December 31, 2007 and 2006 and changes during the years then ended are presented below.

	Number of Shares	Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2005	1,037,499	$3.02
Granted	600,000	$0.49
Vested	(373,040)	$2.43
Cancelled	(529,792)	$3.39

Nonvested at December 31, 2006	734,667	$0.98
Granted	940,000	$0.41
Vested	(553,273)	$1.38
Cancelled	—	$—

Nonvested at December 31, 2007	1,121,394	$0.37

As of December 31, 2007, there was approximately $495,000 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1.82 years. The total fair values of shares vested during the years ended December 31, 2007 and 2006, were $399,360 and $905,617, respectively.

7.	Common Stock

During the first quarter of 2006, the Company entered into a financing with certain accredited investors, including two members of its Board of Directors, where it sold an aggregate of 180,000 shares of its common stock at a purchase price of $2.00 per share. In addition, the Company issued warrants to the investors to purchase an aggregate of up to 90,000 shares of its common stock in connection with the financings. The warrants are exercisable for shares of the Company’s common stock for three years from the date of issuance at an exercise price per share of $3.00. The net proceeds from the financings after deducting expenses related to the financing were approximately $350,000. All the shares and warrants issued in connection with the financing were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

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

During the fourth quarter of 2006, the Company entered into an additional financing with certain accredited investors where it sold an aggregate of 7,233,332 shares of its common stock at a purchase price of $0.60 per share. In addition, the Company issued warrants to the investors to purchase an aggregate of up to 1,085,000 shares of its common stock in connection with the financing. The warrants are exercisable for shares of the Company’s common stock for three years from the date of closing at an exercise price per share of $0.60. The net proceeds from the financing after deducting expenses related to the financing were approximately $4.247 million. All the shares and warrants issued in connection with the financing were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

In connection with the financing described in the preceding paragraph, Avalon purchased 5,000,000 shares of common stock for $3,000,000 and received a warrant to purchase up to 750,000 shares of common stock. Kevin Kinsella, a beneficial owner of the Company’s common stock, a holder of warrants to purchase common stock and member of the Company’s board of directors, is a managing member of Avalon. Jay Lichter, the Company’s President and Chief Executive Officer and an optionholder and member of the Company’s board of directors, is a member of Avalon.

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

In December 2006, the Company entered into a loan and security agreement with the Bank that provides for a loan of up to $1.0 million to finance general corporate purposes as described in Note 4 above. In connection with the loan agreement, the Company issued to the Bank a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for seven years from the date of issuance at an exercise price per share of $0.60. The fair value of the warrants issued to the Bank in connection with the loan was determined to be $55,505 using a Black-Scholes model, and that amount was recorded as debt issuance costs. The warrant issued to the Bank was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

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

As of December 31, 2007 and 2006, 1,726,300 shares of common stock were purchaseable under outstanding warrants. The weighted average exercise price of the outstanding warrants is $0.94 per share. During the year ended December 31, 2007 and 2006, warrants to purchase zero and 1,619,550, respectively, shares of common stock were issued by the Company as described above. During the years ended December 31, 2007 and 2006, no warrants were exercised, adjusted or expired.

8.	Income Taxes

The components of the income tax (benefit) for the years ended December 31, 2007and 2006 were as follows:

	2007	2006
Deferred (benefit)
Federal	$(1,048,000)	$(277,000)
State	(185,000)	(49,000)

	(1,233,000)	(326,000)
Change in valuation allowance	1,233,000	326,000

	$—	$—

At December 31, 2007, Akesis Delaware has federal tax net operating loss carryforwards of approximately $8.0 million. The federal net operating loss carryforwards will begin to expire in

2018, unless previously utilized. Pursuant to Internal Revenue Code Section 382 and 383, use of Akesis Delaware’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred.

The Company incurred $1,948 and $1,800, respectively, of statutory minimum state tax expense for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, Akesis Delaware had state tax net operating loss carryforwards of approximately $5.4 million that will begin to expire in 2014, unless previously utilized.

Significant components of Akesis Delaware’s net deferred tax assets at December 31, 2007 and 2006 are shown below.

	December 31,
	2007	2006
Noncurrent Net Operating Loss Carryforwards	$2,802,000	$1,565,000
Other noncurrent	23,000	27,000

Total noncurrent	2,825,000	1,592,000
Other current	13,000	13,000

Total deferred tax assets	2,838,000	1,605,000
Deferred tax asset valuation allowance	(2,838,000)	(1,605,000)

Net deferred taxes	$—	$—

SFAS No. 109, “Accounting for Income Taxes”, requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, a company must make take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. As of December 31, 2007 and 2006, the valuation allowance for deferred tax assets totaled $2,838,000 and $1,605,000, respectively. For the years ended December 31, 2007 and 2006, the net change in the valuation allowance increased $1,233,000 and $326,000, respectively.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

	Years Ended December 31,
	2007	2006
Income taxes (benefit) computed at the federal statutory rate	$(1,402,000)	$(475,000)
Tax effect of change in valuation analysis	1,233,000	326,000
Nondeductible compensation	161,000	36,000
Other nondeductible expenses	8,000	113,000

	$—	$—

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

As of January 1, 2007, the Company had no unrecognized tax benefits, including interest and penalties, and does not expect a significant change in the unrecognized tax benefits in the next twelve months. The Company recognizes interest and penalties to unrecognized tax benefits through interest and operating expenses respectively. There were no interest and penalties recorded as of December 31, 2007.

9.	Subsequent Events

Funding Entered Into Subsequent to December 31, 2007

During the first quarter of 2008, the Company entered into a financing with Avalon where it sold 2,352,942 shares of its common stock at a purchase price of $0.85 per share. In addition, the Company issued warrants to purchase up to 352,941 shares of its common stock in connection with the financing. The warrants are exercisable for shares of the Company’s common stock until the earlier of March 25, 2011 or the date of a change of control of the Company at an exercise price per share of $0.85. The net proceeds from the financing after deducting expenses related to the financing are expected to be approximately $2 million. All the shares and warrants issued in connection with the financing were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting Management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by applicable rules and regulations, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. This assessment was designed under the integrated framework defined by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. It also takes into consideration the interpretive guidance regarding management’s report on internal control over financial reporting issued by the SEC that became effective on June 27, 2007. As a result of this evaluation, we have concluded, based on criteria established in the COSO framework that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Changes in Internal Control over Financial Reporting. Based on an evaluation performed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report.

Item 8B. Other Information

Entry into a Material Definitive Agreement. On March 25, 2008, we entered into a Securities Purchase Agreement (the “Financing Agreement”) with Avalon pursuant to which, among other things, we raised an aggregate of $2,000,000.70 through the sale and issuance of 2,352,942 shares of our Common Stock at a purchase price per share of $0.85 (the “Financing”). Per the terms of the Financing, Avalon received a warrant (the “Warrant”) to purchase up to 352,941 shares of our Common Stock, at an exercise price per share equal to $0.85, which Warrant would terminate upon the earlier of March 25, 2011 or the date of a change of control of the Company.

Kevin Kinsella, a beneficial owner of the Company’s common stock, a holder of warrants to purchase common stock and member of the Company’s board of directors, is a managing member of Avalon. Jay Lichter, the Company’s President and Chief Executive Officer and an optionholder and member of the Company’s board of directors, is a member of Avalon.

The Financing was unanimously approved by a special committee of the board of directors comprised entirely of disinterested directors.

The foregoing descriptions of the Financing Agreement and the Warrant are intended only as summaries of those documents and are qualified in their entireties by reference to the full copies of the Financing Agreement and the Warrant which are attached hereto as Exhibit 10.15 and Exhibit 4.9, respectively, and which are hereby incorporated by reference herein.

Unregistered Sales of Equity Securities. The issuances of the shares of our Common Stock and the Warrant pursuant to the Financing Agreement were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

Other Events. On March 26, 2008, we issued a press release announcing our entering into the Financing Agreement. A copy of this press release is attached hereto as Exhibit 99.1.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information regarding our directors and executive officers is incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual Meeting of Stockholders.

Item 10. Executive Compensation

The information required by this Item is incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual Meeting of Stockholders.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual Meeting of Stockholders. The information required by this Item regarding equity compensation plans is incorporated by reference from Item 5 of this Annual Report on Form 10-KSB.

Item 12. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual Meeting of Stockholders.

Item 13. Exhibits

(a)	The following documents are filed as part of this Form 10-KSB:

(1)	Consolidated Financial Statements (included in Part II of this report):

•	Report of Swenson Advisors, LLP, Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statement of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules:

All consolidated financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.

(3)	Exhibits:

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger and Reorganization dated September 27, 2004 by and among the Company, Ann Arbor Acquisition Corporation, and Liberty Mint, Ltd.
3.1(2)	Articles of Incorporation, as amended, of the Company
3.2(2)	Bylaws of the Company
4.1(3)	Form of Warrant to Purchase Common Stock issued pursuant to that certain Common Stock and Warrant Purchase Agreement dated December 30, 2005 between the Company and the purchasers therein
4.2(3)	Form of Warrant to Purchase Common Stock issued pursuant to the Form of Finder Agreement
4.3(7)	Form of Warrant to Purchase Common Stock issued pursuant to that certain Securities Purchase Agreement dated November 21, 2006 between the Company and the purchasers therein
4.4(7)	Warrant to Purchase Common Stock dated November 21, 2006 between the Company and Globalvest Partners, LLC
4.5(8)	Form of Warrant issued to Investors in the Financing dated December 15, 2006
4.6(8)	Warrant, dated as of December 15, 2006, issued to Globalvest Partners, LLC
4.7(8)	Warrant, dated as of December 15, 2006, issued to Square 1 Bank
4.8(6)#	Warrant to Purchase Common Stock dated October 2, 2006 between the Company and Edward Wilson.
4.9	Warrant, dated as of March 25, 2008, issued to Avalon Ventures VII, L.P.
10.1(2) #	Employment Offer Letter dated December 13, 2004 for Edward B. Wilson, President and CEO of the Company
10.2(2)#	Employment Offer Letter dated December 13, 2004 for John T. Hendrick, CFO of the Company
10.3(2) #	Stand-Alone Stock Option Agreement dated January 24, 2005 for Edward B. Wilson, President and CEO of the Company
10.4(2)#	Stand-Alone Stock Option Agreement dated January 24, 2005 dated for John T. Hendrick, CFO of the Company
10.5(2)#	2005 Stock Plan of the Company
10.6(3)	Form of Finder Agreement
10.7(5)	Common Stock and Warrant Purchase Agreement dated March 31, 2006
10.8(6)#	Separation Agreement and Release dated October 2, 2006 between the Company and the Edward Wilson
10.9(6)	Form of Stand-Alone Stock Option Agreement
10.10(6)#	Offer Letter dated October 2, 2006 between the Company and Jay Lichter
10.11(7)	Securities Purchase Agreement dated November 21, 2006 between the Company and the purchasers therein
10.12(7)	Finders Agreement dated November 8, 2006 between the Company and Globalvest Partners, LLC
10.13(8)	Securities Purchase Agreement, dated as of December 15, 2006, by and among the Company and the Investors
10.14(8)	Loan and Security Agreement, dated as of December 15, 2006, by and between the Company and Square 1 Bank
10.15	Securities Purchase Agreement, dated as of March 25, 2008, by and between the Company and Avalon Ventures VII, L.P.
10.16(9)#	Stand-Alone Stock Option Agreement dated December 17, 2007 for Carl LeBel, Director of the Company
10.17(6)#	Stand-Alone Stock Option Agreement dated October 2, 2006 for Jay Lichter, CEO and President of the Company
10.18(6)#	Stand-Alone Stock Option Agreement dated October 2, 2006 for Kevin Sayer, Director of the Company

Exhibit Number	Description
14.1(4)	Code of Ethics of the Company
21.1	Subsidiaries of the Company
23.1	Consent of Swenson Advisors, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press release, dated as of March 26, 2008, announcing the Company’s entering into the Financing Agreement

(1)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on September 28, 2004.
(2)	Incorporated by reference to the Registrant’s Form 10-K as filed with the SEC on March 25, 2005.
(3)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on January 6, 2006.
(4)	Incorporated by reference to the Registrant’s Amendment to Form 10-K as filed with the SEC on April 28, 2005.
(5)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on April 4, 2006.
(6)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on October 3, 2006.
(7)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on November 27, 2006.
(8)	Incorporated by reference to the Registrant’s Form 8-K as filed with the SEC on December 20, 2006.
(9)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on December 20, 2007
#	Indicates management contract or compensatory plan.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our definitive proxy statement to be delivered to stockholders in connection with our 2008 Annual Meeting of Stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKESIS PHARMACEUTICALS, INC.

By:	/s/ Jay B. Lichter
Jay B. Lichter,
President, Chief Executive Officer and Director

Dated: March 31, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jay B. Lichter and John T. Hendrick and each of them acting individually, as his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments said Form 10-KSB.

Pursuant to the requirements of the Securities Act, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jay B. Lichter Jay B. Lichter	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ John T. Hendrick John T. Hendrick	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Kevin J. Kinsella Kevin J. Kinsella	Director	March 31, 2008

/s/ Kevin R. Sayer Kevin R. Sayer	Director	March 31, 2008

/s/ John F. Steel, IV John F. Steel, IV	Director	March 31, 2008

/s/ Carl LeBel Carl LeBel	Director	March 31, 2008