Form 10-Q
period 2008-03-31
AKESIS PHARMACEUTICALS, INC.
filed 2008-05-12
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act.)

Large accelerated filer  ☐                    Accelerated filer  ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2008
Common Stock	24,933,826 shares

AKESIS PHARMACEUTICALS, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheet

	March 31, 2008 (unaudited)	December 31, 2007 (audited)
Assets
Current assets:
Cash and cash equivalents	$2,231,462	$1,110,196
Prepaid and other current assets	12,164	221,119

Total current assets	2,243,626	1,331,315
Debt issuance costs, net	46,778	53,795

Total assets	$2,290,404	$1,385,110

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115,499	$73,416
Current portion of long-term debt	400,000	400,000

Total current liabilities	515,499	473,416
Long-term debt	300,000	400,000

Total liabilities	815,499	873,416

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized: 24,993,826 and 22,580,884 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	24,934	22,581
Additional paid-in capital	13,854,432	11,704,679
Accumulated deficit	(12,404,461)	(11,215,566)

Total stockholders’ equity	1,474,905	511,694

Total liabilities and stockholders’ equity	$2,290,404	$1,385,110

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2008 and 2007

	Three months ended March 31,
	2008	2007
Revenue	$—	$—

Operating costs and expenses:
Selling, general and administrative	568,461	472,938
Research and development	600,878	166,714

Total expenses	1,169,339	639,652

Loss from operations	(1,169,339)	(639,652)
Interest (expense) income, net	(17,956)	29,545

Loss before income taxes	(1,187,295)	(610,107)
Provision for income taxes	1,600	945

Net loss	$(1,188,895)	$(611,052)

Net loss per common share—basic and diluted	$(0.05)	$(0.03)

Weighted-average common shares outstanding—basic and diluted	22,736,023	22,580,884

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2008 and 2007

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,188,895)	$(611,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,017	6,914
Stock-based compensation	168,395	140,681
Changes in assets and liabilities:
Prepaid and other current assets	208,955	(59,660)
Debt issuance costs, net	—	3,703
Accounts payable	42,083	2,913

Net cash used in operating activities	(762,445)	(516,501)

Cash flows from investing activities:

Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from stock issuances	1,983,711	—
Principal payments on bank loan	(100,000)	—

Net cash provided by financing activities	1,883,711	—

Net increase (decrease) in cash and cash equivalents	1,121,266	(516,501)

Cash and cash equivalents at beginning of period	1,110,196	4,111,070

Cash and cash equivalents at end of period	$2,231,462	$3,594,569

Supplemental Disclosures of Cash Flow Information:
Interest paid	$14,234	$—
Income taxes paid	$1,600	$945

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Akesis Pharmaceuticals, Inc., a Nevada corporation (“we” or “us” or the “Company”), has prepared the unaudited condensed consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of March 31, 2008, and the results of operations for the three-month periods ended March 31, 2008 and 2007, have been made. The results of operations for the three-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results for the fiscal year ending December 31, 2008 or any future periods.

2. The Company

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

Our therapeutic approach is directed to the use of vanadium containing compounds as an insulin enhancer. We intend to use our primary proprietary compound, AKP-020, to develop a prescription treatment for Type 2 diabetes. This product is in an early stage of development. In February 2008, we began a Phase IIa clinical trial for AKP-020 under an open Investigational New Drug Application (“IND”) filed with the United States Food and Drug Administration (“FDA”). Vanadium containing compounds have demonstrated preliminary and published evidence of lowering and controlling blood glucose levels animal models of diabetes in patients with Type 2 diabetes.

3. Summary of Significant Accounting Policies

Principles of consolidation

The acquisition of Akesis Delaware by Liberty described in Note 2 has been accounted for as a recapitalization of Akesis Delaware. Since Akesis Delaware is the surviving entity, the accompanying consolidated financial statements reflect its historical results of operations prior to the acquisition. The accounts of the Company and Akesis Delaware have been consolidated as of December 9, 2004, the effective date of the acquisition described in Note 2.

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

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Fair value of financial instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”(“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The adoption of SFAS No. 157 did not have a material effect on the Company’s condensed consolidated financial statements.

The carrying amounts of the Company’s cash and cash equivalents, prepaid and other current assets and accounts payable and accrued liabilities as of March 31, 2008, approximate fair market value based on Level I inputs (quoted prices in active markets) because of their short-term nature. The fair value of the note payable as of March 31, 2008, approximates the carrying value of the note because the stated interest rate for the note is at current market rates. The Company has no assets or liabilities that were valued on the basis of Level II inputs (significant observable inputs) or Level III inputs (significant unobservable inputs).

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

Patent-related costs

All costs associated with application for patents are expensed as incurred and classified as research and development expenses in our consolidated statements of operations. Such patent-related costs for the three months ended March 31, 2007 have been reclassified to conform to the classification for the three months ended March 31, 2008.

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

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Income taxes

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effects for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Research and development

Research and development costs are expensed as incurred. Such costs include the cost of in-licensed technology, consultants, supplies and clinical trials.

Stock-based compensation

Compensation costs for all share-based awards to employees and outside directors are measured based on the grant date fair value of those awards and is recognized over the period during which the employee or outside director is required to perform service in exchange for the award (generally over the vesting period of the award). The cost of share-based compensation awards is recognized during the period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and is amortized under the multiple option methodology prescribed by SFAS No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123(R)”).

As share-based compensation expense recognized in the consolidated statement of operations for the quarters ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimation of the number of stock awards that will ultimately be forfeited requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are required by SFAS No. 123(R) to be recorded as a cumulative adjustment in the period in which estimates are revised.

We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS No. 123(R), will be recognized as an addition to additional paid-in capital. The adoption of the SFAS No. 123(R) fair value method resulted in a non-cash stock-based compensation charge of $168,395 and $140,681 on the Company’s reported results of operations for the three months ended March 31, 2008 and 2007, respectively.

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

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

For the quarters ended March 31, 2008 and 2007, the following options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Quarters Ended March 31,
	2008	2007
Stock options	1,940,000	1,590,000
Stock warrants	2,079,241	1,726,300

Effect of new accounting standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to affect future reporting or disclosures.

In December 2007, the FASB issued SFAS No. 160, which requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to affect future reporting or disclosures.

In December 2007, the FASB issued SFAS No. 141(R), which creates greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to affect future reporting or disclosures.

4. Long-Term Debt

In December 2006, the Company entered into a loan and security agreement with Square 1 Bank (the “Bank”) that provided for a loan of up to $1.0 million to finance general corporate purposes, which amount the Company borrowed in June 2007. The loan is payable in 30 monthly principal payments of $33,333 (in each case, plus monthly interest payments equal to the Bank’s prime rate plus 0.75%) and matures in December 2009. At March 31, 2008, the interest rate for the loan was 6%. The Company has granted a security interest in favor of the Bank in substantially all of its tangible assets as collateral for the loans under the loan and security agreement, and the agreement imposes certain limitations on the Company’s ability to engage in certain transactions. In connection with the agreement, the Company also issued to the Bank a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for seven years from the date of issuance at an exercise price per share of $0.60. The fair value of the warrant issued to the Bank was determined to be $55,505 using a Black-Scholes model, which amount was recorded as debt issuance costs and is being amortized over the life of the agreement. Interest expense, excluding amortization of debt issuance costs, for the three months ended March 31, 2008 and 2007 was $13,033 and zero, respectively. Amortization of debt issuance costs for the three months ended March 31, 2008 and 2007 was $7,017 and $6,914, respectively.

Loan maturities following March 31, 2008, are as follows:

Twelve months ended March 31, 2009	$400,000
Twelve months ended March 31, 2010	300,000

$700,000

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. Commitments, Contingencies and Related Party Transactions

The Company leases approximately 200 square feet of office space located in La Jolla, California on a month-to-month basis from Avalon Ventures (together with its affiliated investment funds, “Avalon”). Avalon is a stockholder, owning 7,670,442 shares of the Company’s stock, or 31% of shares outstanding as of March 31, 2008. Additionally, Kevin Kinsella, a member of the Company’s board of directors, is a managing member of Avalon, and Jay B. Lichter, our President and Chief Executive Officer and a member of the Company’s board of directors, is a member of an affiliate of Avalon. From January 1, 2007 through January 31, 2008, the Company also sublet approximately 100 square feet of office space in San Diego, California from Sirion Therapeutics, Inc. (“Sirion”). Jay Lichter, the Company’s Chief Executive Officer and a member of the Board of Directors, is a former officer and current consultant to Sirion, and Kevin Kinsella is a current member of the Board of Directors of Sirion. The Board of Directors has determined that the rent charged to the Company for both leases is fair and reasonable. The Company recorded rent expense during the three months ended March 31, 2008 and 2007 of $4,325 and $5,250, respectively.

6. Stock-based Compensation

Stock-based compensation expense for the three months ended March 31, 2008 and 2007 was $168,395 and $140,681, respectively. Since we have a net operating loss carryforward as of December 31, 2007, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. At the present time, we intend to issue new common shares upon the exercise of stock options. None of the share-based awards are classified as a liability as of March 31, 2008.

As of March 31, 2008, there are 1,550,000 shares of common stock subject to nonstatutory stock options granted to executive officers and outside directors at exercise prices ranging from $0.51 to $1.50. Those stock options vest through various dates ending between December 12, 2008 and December 16, 2011, subject to the officers’ and directors’ continued employment with and service to the Company on any such date. In addition, in the event of a change of control of the Company, if the option is not assumed or an equivalent option is not substituted by the successor corporation or a parent or subsidiary of the successor corporation, the officers and directors shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the officers and directors would not otherwise be vested or exercisable. During the three months ended March 31, 2008 and 2007 nonstatutory stock options to acquire zero and 500,000 shares of our common stock, respectively, were granted.

The Company’s Board of Directors also authorized and reserved 1,500,000 shares of common stock pursuant to a 2005 Stock Plan in January 2005 for option grants to employees, directors and consultants. Currently outstanding options to acquire a total of 390,000 shares of our common stock have been granted pursuant to such 2005 Stock Plan to an outside director and certain consultants. The stock options are nonqualified stock options with a term of 10 years and an exercise price ranging from $0.46 to $1.94 per share. The options vest through various dates ending between January 24, 2009 and June 4, 2010, subject to the director’s and consultants’ continued service to the Company on any such vesting date. In addition, in the event of a change of control of the Company, if the option is not assumed or an equivalent option is not substituted by the successor corporation or a parent or subsidiary of the successor corporation, the director shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the director would not otherwise be vested or exercisable. During the three months ended March 31, 2008 and 2007 options to acquire zero and 90,000 shares of our common stock, respectively, were granted under the 2005 Stock Plan.

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

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following is a summary of the status of the nonstatutory options and the options under the 2005 Stock Plan for the quarter ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2007	1,940,000	$0.91	8.82	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Cancelled	—	—

Balance at March 31, 2008	1,940,000	$0.91	8.57	$—

Exercisable at March 31, 2008	944,024	$1.05	8.23	$—

A summary of the status of our non-vested stock options as of March 31, 2008 and changes during the quarter then ended are presented below.

	Number of shares	Average Grant- Date Fair Value Per Share
Non-vested at December 31, 2007	1,121,394	$0.37
Granted	—	$—
Vested	(125,418)	$0.95
Cancelled	—	—

Non-vested at March 31, 2008	995,976	$0.69

As of March 31, 2008, there was approximately $395,000 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1.73 years. The total fair value of shares vested during the quarters ended March 31, 2008 and 2007 was approximately $119,000 and $151,000, respectively.

7. Common Stock

In March 2008, the Company entered into a financing with Avalon where it sold 2,352,942 shares of its common stock at a purchase price of $0.85 per share. In addition, the Company issued warrants to purchase up to 352,941 shares of its common stock in connection with the financing. The warrants are exercisable for shares of the Company’s common stock until the earlier of March 25, 2011 or the date of a change of control of the Company at an exercise price per share of $0.85. The net proceeds from the financing after deducting expenses related to the financing were approximately $2 million. All the shares and warrants issued in connection with the financing were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

As of March 31, 2008 and 2007, 2,079,241 and 1,726,300, respectively, shares of common stock were purchaseable under outstanding warrants. The weighted average exercise price of the outstanding warrants is $0.93 per share. During the three months ended March 31, 2008 and 2007, warrants to purchase 352,941 and zero, respectively, shares of common stock were issued by the Company as described above. During the three months ended March 31, 2008 and 2007, no warrants were exercised, adjusted or expired.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

8. Income Taxes

At December 31, 2007, Akesis Delaware had no federal or state deferred tax assets or liabilities but did have federal and state tax net operating loss carryforwards of approximately $8.0 million and $5.4 million, respectively. The federal and state net operating loss carryforwards will begin to expire in 2018 and 2014, respectively, unless previously utilized. Use of Akesis Delaware’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred. The Company incurred $1,600 and $945 of statutory minimum state tax expense for the three months ended March 31, 2008 and 2007, respectively.

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

As of March 31, 2008 and December 31, 2007, the Company had no unrecognized tax benefits, including interest and penalties, and does not expect a significant change in the unrecognized tax benefits in the next twelve months. The Company recognizes interest and penalties to unrecognized tax benefits through interest and operating expenses respectively. There were no interest and penalties recorded as of March 31, 2008.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby and we disclaim any duty or obligation to update such statements. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

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

The following management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. As described above, our actual results may differ materially from the results discussed in the forward-looking statements.

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

As a result of the foregoing, the Company’s initial product focus has shifted away from combination products, and towards AKP-020. Given the existing data on AKP-020 and the feedback from the FDA, we began enrolling subjects into an initial 21-individual, 28-day single-blinded Phase IIa clinical trial of AKP-020 in February 2008. The final interpretation of these results will be made in conjunction with discussions with the FDA once all of the data is collected. We can not be certain when all data will be collected, or what the results of our analyses or the feedback and interpretation of the FDA will be.

To date, the Company, under an open IND, has dosed several Type 2 diabetic subjects out of a total planned number of 21 subjects. All subjects will have been diagnosed with pre-existing Type 2 diabetes and will either have been on anti-diabetic medication or will be drug-naïve prior to enrollment into the study. We are currently in the process of generating and analyzing data from all of those subjects, but have released results from an initial nine subjects, seven of whom were dosed with AKP-020 and two of whom were dosed with a placebo. The data generated from these nine subjects is as follows:

Fasting plasma glucose (mg/dL)

	Treatment	Day -1	Day 1/2	Day 7	Day 14	Day 21	Day 28/29	Day 35	Day 42
Subject 1	AKP-020	157	139	128	136	146	152	142	151
Subject 2	Placebo	143	148	151	145	140	132	209	TBD
Subject 3	AKP-020	276	212	130	152	140	146	154	161
Subject 4	Placebo	157	142	165	180	190	136	171	172
Subject 1006	AKP-020	144	147	131	115	124	122	126	TBD
Subject 7	AKP-020	152	123	119	119	110	107	120	198
Subject 8	AKP-020	248	205	236	223	236	200	TBD	TBD
Subject 9	AKP-020	130	141	125	134	128	145	TBD	TBD
Subject 10	AKP-020	168	177	153	172	TBD	202	TBD	TBD

Oral glucose tolerance test (OGTT) plasma glucose (mg/dL) levels 2 hours after challenge

	Treatment	Day -1	Day 1/2	Day 7	Day 14	Day 21	Day 28/29	Day 35	Day 42
Subject 1	AKP-020	263	264	217	234	273	258	276	266
Subject 2	Placebo	317	269	307	293	313	249	326	TBD
Subject 3	AKP-020	483	378	265	302	313	289	325	333
Subject 4	Placebo	291	255	291	319	330	275	307	317
Subject 1006	AKP-020	264	243	235	249	199	205	227	TBD
Subject 7	AKP-020	283	235	240	256	225	150	216	220
Subject 8	AKP-020	357	324	341	331	322	319	TBD	TBD
Subject 9	AKP-020	250	222	232	192	TBD	208	TBD	TBD
Subject 10	AKP-020	367	384	332	372	TBD	430	TBD	TBD

Day -1 data was collected the day before subjects were dosed. Day 2 data was collected 24 hours after a single 20 mg oral dose of AKP-020 or placebo, and data from Days 7, 14, 21, and 28/29 was collected after 7, 14, 21 and 28/29 daily administrations, respectively, of a 20 mg oral dose of AKP-020 or placebo. Day 35 and Day 42 data was collected after the 28/29 daily administrations, i.e. approximately 7 and 14 days respectively post-dose. The other measure of the effect of AKP-020 on plasma glucose levels is being determined using the gold standard euglycemic-hyperinsulinemic clamp design, but the results from these evaluations will not be available until all of data have been generated.

The American Diabetes Association (“ADA”) has defined that either of the following criteria is sufficient to establish the diagnosis of diabetes mellitus: (1) a fasting plasma glucose >126 mg/dL; or (2) a 2-hour post-load glucose level of > 200 mg/dL following a 75-g oral glucose challenge (“OGTT”).

Single-blind studies are generally considered to be less reliable than double-blind trials but more reliable than open-label studies. The objective of the study described above is to provide preliminary data on the safety and efficacy of a 28-day course of treatment with AKP-020 compared to a placebo in a small number of Type 2 diabetics. If the results from this study are suggestive of clinical efficacy with an acceptable safety profile, then we will submit an additional pre-clinical development package to the FDA to support clinical studies in larger numbers of patients for a longer duration of treatment and follow-up, to include measurements in changes of plasma glycosylated hemoglobin (“HbA1c”) levels as well as other measures to monitor for drug safety and tolerability. After consultation with and approval by the FDA, if the FDA would consider the results of these longer-term studies to be sufficient to demonstrate efficacy with an acceptable safety profile, these studies would then constitute what the FDA would consider to be registration-supportive studies.

The small size of our study, combined with its short duration, and the fact that the study is ongoing, make it impossible to draw broad, statistically meaningful conclusions. While we are encouraged by these promising preliminary results, we also recognize that this is an ongoing Phase IIa trial, and will continue to recruit patients and analyze the data.

In summary, based on this preliminary clinical data, we believe that AKP-020 may be an effective approach to improving the health of certain individuals with Type 2 diabetes. However, there can be no assurance that the results of more extensive human studies will be consistent with those obtained thus far and the determination as to the ultimate registrability of AKP-020 will be made by the FDA upon the submission by the Company of a new drug application.

Finally, the Company has filed for additional intellectual property protection for AKP-020. The Company intends for these new filings to provide for an additional 20 years of protection in the United States and certain non-United States territories.

The risks and uncertainties associated with completing the development of our products on schedule, or at all, include the following, as well as other risk factors contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007:

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

Results of Operations for the Three Months ended March 31, 2008 as Compared to the Three Months ended March 31, 2007

Research and Development Expenses

In May 2006, we began the development of a clinical research protocol and began conducting other activities to support the initiation of new clinical trials related to our proposed pharmaceutical products. The cost of our research and development activities during the three months ended March 31, 2008 was $600,878 compared to $166,714 for the three months ended March 31, 2007. The primary reason for the increase in research and development expense between the two quarters is that during the first quarter of 2007 we were still in the planning phase of our clinical trials whereas, the clinical trials actually commenced in February 2008. In addition, we incurred certain sponsored research fees at UBC during the first quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 were $568,461 as compared to $472,938 for the three months ended March 31, 2007. The increase for the three months ended March 31, 2008 is primarily attributable to the retention of a government affairs consultant in July 2007 and an increase in expenses associated with our public relations and investor relations efforts.

Interest (Expense) Income, net

Interest (expense) income, net for the three months ended March 31, 2008 and 2007, was $(17,956) and $29,545, respectively. The primary cause for the change was that, as more fully explained in the following section, Liquidity and Capital Resources, in June 2007, we borrowed $1 million from the Bank. Consequently, we had significantly more interest expense for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. In addition, in November 2006, we entered into an equity financing that resulted in net proceeds to us of approximately $4.247 million. As a result of that financing late in 2006, we had significantly more interest income during the three months ended March 31, 2007 than we did during the three months ended March 31, 2008 when our average cash balance was much less than it was during the three months ended March 31, 2007. Finally, the interest rate paid by the Bank on our cash balances is significantly less in 2008 than it was in 2007.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities and borrowings under a credit facility with the Bank. We invest excess cash in a money market account that will be used to fund future operating costs. Cash and cash equivalents totaled $2,231,462 at March 31, 2008, compared to $1,110,196 at December 31, 2007. The primary reason for this increase in cash and cash equivalents is due to the financing with Avalon, described below. We primarily fund current operations with our existing cash and investments. Cash used in operating activities for the three months ended March 31, 2008 totaled $762,445.

We had no revenues or other income sources for the three months ended March 31, 2008 or for the 12 months ended December 31, 2007 to cover operating expenses, and we do not expect any revenues in the foreseeable future. We believe our current financial resources should enable us to continue operations based on our current level of commitments through the first quarter of 2009.

In March 2008, we entered into a financing with Avalon where we sold 2,352,942 shares of our common stock at a purchase price of $0.85 per share. In addition, we issued warrants to purchase up to 352,941 shares of our common stock in connection with the financing. The warrants are exercisable for shares of the Company’s common stock until the earlier of March 25, 2011 or the date of a change of control of the Company at an exercise price per share of $0.85. The net proceeds from the financing after deducting expenses related to the financing were approximately $2 million. All the shares and warrants issued in connection with the financing were exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

In December 2006, we entered into a loan and security agreement with the Bank that provided for a loan of up to $1.0 million to finance general corporate purposes, which amount the Company borrowed in June 2007. The loan is payable in 30 monthly principal payments of $33,333 (in each case, plus monthly interest payments equal to the Bank’s prime rate plus 0.75%) and matures in December 2009. The remaining principal balance on the loan as of March 31, 2008 is $700,000. The Company has granted a security interest in favor of the Bank in substantially all of its tangible assets as collateral for the loan under the loan and security agreement, and the agreement imposes certain limitations on the Company’s ability to engage in certain transactions. In connection with the agreement, the Company also issued to the Bank a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for seven years from the date of issuance at an exercise price per share of $0.60. The fair value of the warrant issued to the Bank was determined to be $55,505 using a Black-Scholes model, which amount was recorded as debt issuance costs and is being amortized over the life of the agreement. Interest expense, excluding amortization of debt issuance costs, for the three months ended March 31, 2008 and 2007 was $13,033 and zero, respectively. Amortization of debt issuance costs for the three months ended March 31, 2008 and 2007 was $7,017 and $6,914, respectively.

In December 2007 we entered into a contract with a contract research organization to conduct a Phase IIa clinical trial of our primary product candidate, AKP-020, that will extend across multiple reporting periods. The estimated total cost of the contract is approximately $700,000 and the estimated total cost of the clinical trial is approximately $850,000, though our actual expenses could differ materially from those estimates. The clinical trial began treating patients in February 2008.

In order to finance additional feasibility trials beyond the trial that began in February 2008 to further validate our products, we will need to raise a significant amount of capital. We will also need to raise additional capital to finance our future operating cash needs. We may seek to raise capital through the sale of equity or debt securities or the development of other funding mechanisms. In addition, we may seek to form a strategic partnership for the development and commercialization of our products.

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

Significant Accounting Policies

The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Such policies are summarized in Note 3 to the financial statements, above, and Note 2 to the financial statements in the Company’s 2007 Annual Report on Form 10-KSB. There have been no significant changes to the company’s critical accounting policies since December 31, 2007.

Effect of New Accounting Policies

In March 2008, the FASB issued SFAS No. 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to affect future reporting or disclosures.

In December 2007, the FASB issued SFAS No. 160, which requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to affect future reporting or disclosures.

In December 2007, the FASB issued SFAS No. 141(R), which creates greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 141(R) to affect future reporting or disclosures.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in short-term investments that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Because we have minimal debt, our exposure to market risks associated with changes in interest rates arise from increases or decreases in interest income earned on our investment portfolio. We attempt to ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investments. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2008.

Item 4.	Controls and Procedures

The certifications of our Chief Executive Officer and Chief Financial Officer, filed as Exhibits 31.1, 31.2 and 32.1, should be read in conjunction with this Item 4.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in internal control over financial reporting. Based on an evaluation performed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there was no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported, on March 25, 2008, the Company entered into a Securities Purchase Agreement (the “Financing Agreement”) with Avalon pursuant to which, among other things, we raised an aggregate of $2,000,000.70 through the sale and issuance of 2,352,942 shares of our Common Stock at a purchase price per share of $0.85 (the “Financing”). Per the terms of the Financing, Avalon received a warrant (the “Warrant”) to purchase up to 352,941 shares of our Common Stock, at an exercise price per share equal to $0.85, which Warrant would terminate upon the earlier of March 25, 2011 or the date of a change of control of the Company.

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

The foregoing descriptions of the Financing Agreement and the Warrant are intended only as summaries of those documents and are qualified in their entireties by reference to the full copies of the Financing Agreement and the Warrant which are attached hereto as Exhibit 10.1 and Exhibit 4.9, respectively, and which are hereby incorporated by reference herein.

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
Jay B. Lichter
President and Chief Executive Officer

Date: May 12, 2008

Akesis Pharmaceuticals, Inc. and Subsidiaries

Exhibit Index

Exhibit Number	Description

3.1(1)	Articles of Incorporation, as amended, of the Registrant

3.2(1)	Bylaws of the Registrant

4.1(2)	Form of Warrant to Purchase Common Stock issued pursuant to that certain Common Stock and Warrant Purchase Agreement dated December 30, 2005 between the Company and the purchasers therein

4.2(2)	Form of Warrant to Purchase Common Stock issued pursuant to the Form of Finder Agreement

4.3(3)	Form of Warrant to Purchase Common Stock issued pursuant to that certain Securities Purchase Agreement dated November 21, 2006 between the Company and the purchasers therein

4.4(3)	Warrant to Purchase Common Stock dated November 21, 2006 between the Company and Globalvest Partners, LLC

4.5(4)	Form of Warrant issued to Investors in the Financing dated December 15, 2006

4.6(4)	Warrant, dated as of December 15, 2006, issued to Globalvest Partners, LLC

4.7(4)	Warrant, dated as of December 15, 2006, issued to Square 1 Bank

4.8(5)#	Warrant to Purchase Common Stock dated October 2, 2006 between the Company and Edward Wilson.

4.9(6)	Warrant, dated as of March 25, 2008, issued to Avalon Ventures VII, L.P.

10.1(6)	Securities Purchase Agreement, dated as of March 25, 2008, by and between the Company and Avalon Ventures VII, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 24, 2005.

(2)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on January 6, 2006.

(3)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on November 27, 2006.

(4)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on December 20, 2006.

(5)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on October 3, 2006.

(6)	Incorporated by reference to the Company’s Form 10-KSB as filed with the SEC on March 31, 2008.

#	Indicates management contract or compensatory plan.