Form 10-Q
period 2008-06-30
AKESIS PHARMACEUTICALS, INC.
filed 2008-08-07
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Non-accelerated filer            (Do not check if a smaller reporting company)  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2008
Common Stock	24,933,826 shares

AKESIS PHARMACEUTICALS, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,050,857	$1,110,196
Prepaid and other current assets	13,205	221,119

Total current assets	1,064,062	1,331,315
Debt issuance costs, net	39,761	53,795

Total assets	$1,103,823	$1,385,110

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111,905	$73,416
Current portion of long-term debt	400,000	400,000

Total current liabilities	511,905	473,416
Long-term debt	200,000	400,000

Total liabilities	711,905	873,416

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized: 24,933,826 and 22,580,884 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	24,934	22,581
Additional paid-in capital	13,928,418	11,704,679
Accumulated deficit	(13,561,434)	(11,215,566)

Total stockholders’ equity	391,918	511,694

Total liabilities and stockholders’ equity	$1,103,823	$1,385,110

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2008 and 2007

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	$—	$—	$—	$—

Operating costs and expenses:
Research and development	696,231	252,379	1,297,109	419,093
Selling, general and administrative	447,298	501,032	1,015,759	973,970

Total expenses	1,143,529	753,411	2,312,868	1,393,063

Loss from operations	(1,143,529)	(753,411)	(2,312,868)	(1,393,063)
Interest (expense) income, net	(13,444)	21,292	(31,400)	50,837

Loss before income taxes	(1,156,973)	(732,119)	(2,344,268)	(1,342,226)
Provision for income taxes	—	1,003	1,600	1,948

Net loss	$(1,156,973)	$(733,122)	$(2,345,868)	$(1,344,174)

Net loss per common share - basic and diluted	$(0.05)	$(0.03)	$(0.10)	$(0.06)

Weighted-average common shares outstanding - basic and diluted	24,933,826	22,580,884	23,834,925	22,580,884

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2008 and 2007

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,345,868)	$(1,344,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	14,034	13,931
Stock-based compensation	242,381	232,335
Changes in assets and liabilities:
Prepaid and other current assets	207,914	(40,942)
Debt issuance costs, net	—	3,703
Accounts payable	38,489	(80,408)

Net cash used in operating activities	(1,843,050)	(1,215,555)

Cash flows from investing activities:

Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from stock issuances	1,983,711	—
Proceeds from bank loan	—	1,000,000
Principal payments on bank loan	(200,000)	—

Net cash provided by financing activities	1,783,711	1,000,000

Net decrease in cash and cash equivalents	(59,339)	(215,555)

Cash and cash equivalents at beginning of period	1,110,196	4,111,070

Cash and cash equivalents at end of period	$1,050,857	$3,895,515

Supplemental Disclosures of Cash Flow Information:
Interest paid	$24,200	$—
Income taxes paid	$1,600	$1,948

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Akesis Pharmaceuticals, Inc., a Nevada corporation (“we” or “us” or the “Company”), has prepared the unaudited condensed consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of June 30, 2008, and the results of operations for the three-month and six-month periods ended June 30, 2008 and 2007, have been made. The results of operations for the three-month and six-month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results for the fiscal year ending December 31, 2008 or any future periods.

2. Going Concern

We have prepared the unaudited, condensed consolidated financial statements in this quarterly report in conformity with generally accepted accounting principles (GAAP) in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We have suffered recurring losses from operations and have a significant accumulated deficit that raises substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses and negative cash flows from operations since inception and we have an accumulated deficit of $13.6 million at June 30, 2008. Those losses are attributable to a lack of significant revenue since inception. We do not anticipate any meaningful revenue in future periods until such time that we are able to obtain approval to sell our proposed pharmaceutical products in the U.S. from the Food and Drug Administration (“FDA”). Additionally, our continued lack of adequate funding and working capital has prevented us from complying with the FDA’s requirements to obtain approval to sell our proposed products. Finally, if we are able to obtain FDA approval to sell our proposed products, there can be no assurance that we will be successful in selling significant quantities of those proposed products at a price that will enable us to achieve profitability.

Your attention is directed to the discussion under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below as well as our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. In addition to routinely taking measures to control overhead costs and operating expenses, our management continues to undertake steps as part of a plan to attempt to continue to improve our liquidity with the goal of sustaining our operations. Those steps include seeking (a) to obtain additional financing; and/or (b) to enter into a strategic partnership to finance the development of our proposed products.

Our monthly recurring cash expenditures are approximately $125,000, which includes principal and interest payments on our bank debt. Based on these circumstances, our existing cash reserves may be exhausted in a matter of months. As a result, we may have to cease operations unless we are able to obtain an infusion of additional cash. In that regard, we are actively pursuing potential sources of financing for the Company, but there can be no assurance we can successfully complete a financing before we exhaust our cash resources. Accordingly, our ability to continue as a going concern is uncertain and dependent upon obtaining additional capital and/or entering into a strategic partner relationship. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should we be unable to continue in business.

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

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Despite the legacy businesses of our predecessors, we are currently an early stage biopharmaceutical company engaged in the discovery, development and commercialization of ethical pharmaceuticals for the treatment of Type 2 diabetes. We have been granted patents and filed patent applications for a proprietary therapy for use in the treatment of Type 2 diabetes.

Our therapeutic approach is directed to the use of vanadium containing compounds as an insulin enhancer. We intend to use our primary proprietary compound, AKP-020, to develop a prescription treatment for Type 2 diabetes. This product is in an early stage of development. In June 2008, we completed a Phase IIa clinical trial for AKP-020 under an open Investigational New Drug Application (“IND”) filed with the FDA. Vanadium containing compounds have demonstrated preliminary and published evidence of lowering and controlling blood glucose levels in animal models of diabetes and in patients with Type 2 diabetes.

4. Summary of Significant Accounting Policies

Principles of consolidation

The acquisition of Akesis Delaware by Liberty described in Note 3 has been accounted for as a recapitalization of Akesis Delaware. Since Akesis Delaware is the surviving entity, the accompanying consolidated financial statements reflect its historical results of operations prior to the acquisition. The accounts of the Company and Akesis Delaware have been consolidated as of December 9, 2004, the effective date of the acquisition described in Note 3.

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

The carrying amounts of the Company’s cash and cash equivalents, prepaid and other current assets and accounts payable and accrued liabilities as of June 30, 2008, approximate fair market value based on Level I inputs (quoted prices in active markets) because of their short-term nature. The fair value of the note payable as of June 30, 2008, approximates the carrying value of the note because the stated interest rate for the note is at current market rates. The Company has no assets or liabilities that were valued on the basis of Level II inputs (significant observable inputs) or Level III inputs (significant unobservable inputs).

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

In June 2008, we entered into a revised letter of payment authorization (the “Authorization Letter”) with Charles River Laboratories, Inc. (“CRL”). Pursuant to this Authorization Letter, CRL will perform two 13-week non-clinical safety and toxicology studies (each a “Preclinical Safety Study” and together, the “Preclinical Safety Studies”), on the Company’s lead product candidate, AKP-020. CRL recently completed a set of similar 28-day studies for the Company.

Pursuant to the Authorization Letters, we agreed to pay to CRL certain fees based, in part, on the progress of the Preclinical Safety Studies, which we authorized the initiation of in August 2008. If each Preclinical Safety Study is completed, we anticipate that these fees will total approximately $1,200,000 and will be incurred across multiple reporting periods. However, if we elect to terminate either Preclinical Safety Study prior to the completion thereof, we will only be obligated to pay CRL a pro rata portion of the fees applicable to such Preclinical Safety Study based on the progress of such Preclinical Safety Study at the time of termination.

Patent-related costs

All costs associated with application for patents are expensed as incurred and classified as research and development expenses in our consolidated statements of operations. Such patent-related costs for the three and six months ended June 30, 2007 have been reclassified to conform to the classification for the three and six months ended June 30, 2008.

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

Research and development

Research and development costs are expensed as incurred. Such costs include the cost of in-licensed technology, consultants, patent costs and clinical trials.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Stock-based compensation

Compensation costs for all share-based awards to employees, outside directors and consultants are measured based on the grant date fair value of those awards and is recognized over the period during which the employee, outside director or consultant is required to perform service in exchange for the award (generally over the vesting period of the award). The cost of share-based compensation awards is recognized during the period based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and is amortized under the multiple option methodology prescribed by SFAS No. 123(R), “Share Based Payments” (“SFAS No. 123(R)”).

As share-based compensation expense recognized in the consolidated statement of operations for the three-month and six-month periods ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimation of the number of stock awards that will ultimately be forfeited requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are required by SFAS No. 123(R) to be recorded as a cumulative adjustment in the period in which estimates are revised.

We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS No. 123(R), will be recognized as an addition to additional paid-in capital. The effect of the SFAS No. 123(R) fair value method resulted in a non-cash stock-based compensation charge of $73,986, $242,381, $91,654 and $232,335 on the Company’s reported results of operations for the three and six months ended June 30, 2008 and 2007, respectively.

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

Net loss per share

Basic and diluted net loss per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share includes no dilution and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the Company’s earnings, such as common stock equivalents which may be issued upon exercise of outstanding common stock options and/or warrants to purchase common stock. Diluted loss per share is identical to basic loss per share for all periods reported because inclusion of common stock equivalents would be anti-dilutive.

As of June 30, 2008 and 2007, the following options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	June 30,
	2008	2007
Stock options	3,005,000	1,690,000
Stock warrants	2,079,241	1,726,300

Effect of new accounting standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of SFAS No. 60” (“SFAS No. 163”), which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS No. 163 is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 163 to affect future reporting or disclosures.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the approval by the U.S. Securities and Exchange Commission (the “SEC”) of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to affect future reporting or disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of SFAS No. 133” (“SFAS No. 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to affect future reporting or disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of Accounting Research Bulletin No. 51”, which requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to affect future reporting or disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which creates greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company has not determined the effect of the adoption of SFAS No. 141(R) on future reporting or disclosures.

5. Long-Term Debt

In December 2006, the Company entered into a loan and security agreement with Square 1 Bank (the “Bank”) that provided for a loan of up to $1.0 million to finance general corporate purposes, which amount the Company borrowed in June 2007. The loan is payable in 30 monthly principal payments of $33,333 (in each case, plus monthly interest payments equal to the Bank’s prime rate plus 0.75%) and matures in December 2009. At June 30, 2008, the interest rate for the loan was 5.75%. The Company has granted a security interest in favor of the Bank in substantially all of its tangible assets as collateral for the loans under the loan and security agreement, and the agreement imposes certain limitations on the Company’s ability to engage in certain transactions. In connection with the agreement, the Company also issued to the Bank a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for seven years from the date of issuance at an exercise price per share of $0.60. The fair value of the warrant issued to the Bank was determined to be $55,505 using a Black-Scholes model, which amount was recorded as debt issuance costs and is being amortized over the life of the agreement. Interest expense, excluding amortization of debt issuance costs, for the three and six months ended June 30, 2008 and 2007 was $9,804, $22,837, $6,000 and $6,000, respectively. Amortization of debt issuance costs for the three and six months ended June 30, 2008 and 2007 was $7,017, $14,034, $7,017 and $13,931, respectively.

Loan maturities following June 30, 2008, are as follows:

Twelve months ended June 30, 2009	$400,000
Twelve months ended June 30, 2010	200,000

$600,000

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6. Commitments, Contingencies and Related Party Transactions

The Company leases approximately 200 square feet of office space located in La Jolla, California on a month-to-month basis from Avalon Ventures (together with its affiliated investment funds, “Avalon”). Avalon is a stockholder, owning 7,670,442 shares of the Company’s stock, or 31% of shares outstanding as of June 30, 2008. Additionally, one of the Company’s directors, Kevin Kinsella, is a managing member of Avalon. From January 1, 2007 through January 31, 2008, the Company also sublet approximately 100 square feet of office space in San Diego, California from Sirion Therapeutics, Inc. (“Sirion”). Jay Lichter, the Company’s Chief Executive Officer and a member of the Board of Directors, is a former officer and current consultant to Sirion, and Kevin Kinsella is a current member of the Board of Directors of Sirion. The Board of Directors has determined that the rent charged to the Company for both leases is fair and reasonable. The Company recorded rent expense during the three and six months ended June 30, 2008 and 2007 of $3,450, $7,775, $5,250 and $10,500, respectively.

7. Stock-based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2008 and 2007 was $73,986, $242,381, $91,654 and $232,335, respectively. Since we have a net operating loss carryforward as of December 31, 2007, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. At the present time, we intend to issue new common shares upon the exercise of stock options. None of the share-based awards are classified as a liability as of June 30, 2008.

As of June 30, 2008, there are 2,615,000 shares of common stock subject to nonstatutory stock options granted to executive officers, an outside director and a consultant at exercise prices ranging from $0.51 to $1.50. Those stock options vest through various dates ending between December 12, 2008 and December 16, 2011, subject to the officers’, director’s and consultant’s continued employment with and service to the Company on any such date. In addition, in the event of a change of control of the Company, if the option is not assumed or an equivalent option is not substituted by the successor corporation or a parent or subsidiary of the successor corporation, the officers, director and consultant shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the officers, director and consultant would not otherwise be vested or exercisable. During the six months ended June 30, 2008 and 2007 nonstatutory stock options to acquire 1,065,000 and 500,000 shares of our common stock, respectively, were granted. The nonstatutory stock options to acquire 1,065,000 shares of common stock granted during the six months ended June 30, 2008 were all granted during the three months ended June 30, 2008.

The Company’s Board of Directors also authorized and reserved 1,500,000 shares of common stock pursuant to a 2005 Stock Plan in January 2005 for option grants to employees, directors and consultants. Currently outstanding options to acquire a total of 390,000 shares of our common stock have been granted pursuant to such 2005 Stock Plan to an outside director and certain consultants. The stock options are nonqualified stock options with a term of 10 years and an exercise price ranging from $0.46 to $1.94 per share. The options vest through various dates ending between January 24, 2009 and June 4, 2010, subject to the director’s and consultants’ continued service to the Company on any such vesting date. In addition, in the event of a change of control of the Company, if the option is not assumed or an equivalent option is not substituted by the successor corporation or a parent or subsidiary of the successor corporation, the director shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the director would not otherwise be vested or exercisable. During the six months ended June 30, 2008 and 2007 options to acquire zero and 190,000 shares of our common stock, respectively, were granted under the 2005 Stock Plan.

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

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following is a summary of the status of the nonstatutory options and the options under the 2005 Stock Plan for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2007	1,940,000	$0.91	8.82	$—
Granted	1,065,000	0.67
Exercised	—	—
Expired	—	—
Cancelled	—	—

Balance at June 30, 2008	3,005,000	$0.82	8.91	$80,900

Exercisable at June 30, 2008	1,069,439	$1.04	8.01	$45,880

A summary of the status of our non-vested stock options as of June 30, 2008 and changes during the six months then ended are presented below.

	Number of shares	Average Grant- Date Fair Value Per Share
Non-vested at December 31, 2007	1,121,394	$0.37
Granted	1,065,000	$0.50
Vested	(250,833)	$0.97
Cancelled	—	—

Non-vested at June 30, 2008	1,935,561	$0.58

As of June 30, 2008, there was approximately $593,880 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.36 years. The total fair value of shares vested during the three and six months ended June 30, 2008 and 2007 was approximately $121,000, $240,000, $118,000 and $269,000, respectively.

8. Common Stock

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

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

As of June 30, 2008 and 2007, 2,079,241 and 1,726,300, respectively, shares of common stock were purchaseable under outstanding warrants. The weighted average exercise price of the outstanding warrants is $0.93 per share. During the six months ended June 30, 2008 and 2007, warrants to purchase 352,941 and zero, respectively, shares of common stock were issued by the Company as described above. During the six months ended June 30, 2008 and 2007, no warrants were exercised, adjusted or expired.

9. Income Taxes

At December 31, 2007, Akesis Delaware had no federal income tax expense or benefit but did have federal and state tax net operating loss carryforwards of approximately $8.0 million and $5.4 million, respectively. The federal and state net operating loss carryforwards will begin to expire in 2018 and 2014, respectively, unless previously utilized. Pursuant to Internal Revenue Code Section 382 and 383, use of Akesis Delaware’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred. The Company incurred zero, $1,600, $1,003 and $1,948 of statutory minimum state tax expense for the three and six months ended June 30, 2008 and 2007, respectively.

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

As of June 30, 2008 and December 31, 2007, the Company had no unrecognized tax benefits, including interest and penalties, and does not expect a significant change in the unrecognized tax benefits in the next twelve months. The Company recognizes interest and penalties to unrecognized tax benefits through interest and operating expenses, respectively. There were no interest and penalties recorded as of June 30, 2008.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby and we disclaim any duty or obligation to update such statements. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Forward-looking statements include information concerning possible or assumed future results of our operations. Also, when we use words such as “believes,” “expects,” “anticipates” or similar expressions, we are making forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about:

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

Present Situation – Liquidity Issues

We have significant liquidity and capital resource issues relative to our recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern. We have incurred losses and negative cash flows from operations since inception and we have an accumulated deficit of $13.6 million at June 30, 2008. Those losses are attributable to a lack of significant revenue since inception. We do not anticipate any meaningful revenue in future periods until such time that we are able to obtain approval to sell our proposed pharmaceutical products in the U.S. from the FDA. Additionally, our continued lack of adequate funding and working capital has prevented us from complying with the FDA’s requirements to obtain approval to sell our proposed products. Finally, even if we succeed in our attempt to raise additional funds, there can be assurance that we will be successful in obtaining FDA approval to sell our proposed products, or if we are able to obtain FDA approval to sell our proposed products, there can be no assurance that we will be successful in selling significant quantities of those proposed products at a price that will enable us to achieve profitability.

As described elsewhere, without an infusion of cash, we will exhaust our existing cash reserves within months, and as a result, we may have to cease operations. As of June 30, 2008, we have a cash balance of approximately $1,051,000 and we have accrued expenses and accounts payable as of that date of approximately $112,000. In addition, the principal balance on our bank debt as of that date is $600,000. Also, in August 2008, we authorized the initiation of the Preclinical Safety Studies with CRL, which will require us to make an initial payment of approximately $350,000 concurrent with the authorization of the Preclinical Safety Studies. In connection with the Preclinical Safety Studies, we will be required to make an additional payment of approximately $350,000 in the fourth quarter of the current fiscal year. Our monthly recurring cash expenditures are approximately $125,000, which includes principal and interest payments on our bank debt. Additional development work on our proposed pharmaceutical products will depend on the future availability of cash.

Our future working capital requirements and our ability to continue operations are based on various factors and assumptions, which are subject to substantial uncertainty and risks beyond our control and no assurances can be given that those expectations will prove correct. The occurrence of adverse developments related to those risks and uncertainties or others could result in our being unable to continue the development of our proposed pharmaceutical products. Any such adverse developments may also result in the incurrence of unforeseen expenses or our being unable to control expected expenses and overhead. If we incur unforeseen expenses or fail to control our expected expenses and overhead, we will likely be unable to continue operations in the absence of obtaining additional sources of cash.

In addition to routinely taking measures to control overhead costs and operating expenses, our management continues to undertake steps as part of a plan to attempt to continue to improve our liquidity with the goal of sustaining our operations. Those steps include seeking (a) to obtain additional financing; and/or (b) to enter into a strategic partnership to finance the development of our proposed products.

The Company

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

Research and Development Projects

The focus of the Company is the development of AKP-020, a proprietary, vanadium-based monotherapy for the treatment of Type 2 diabetes. Historically, we focused on the development of our proprietary compounds AKP-111, AKP-201 and AKP-310 as potential candidates for a combination product to treat diabetes and other related metabolic disorders. For instance, we previously completed in 1999 an initial 81-patient open-label study of AKP-111, our triple combination product, which demonstrated a consistent improvement in glycosylated hemoglobin levels (which is an established long-term measure of blood glucose) compared to base line, after three months of treatment in a diabetic population.

In March 2007, we entered into a license agreement with the University of British Columbia (“UBC”), pursuant to which we obtained an exclusive license to use, commercialize and sublicense certain patented technology (and improvements thereon) owned by UBC relating to the treatment of diabetes and other related disorders (the “Licensed Technology”). Included in the Licensed Technology is bis(ethylmaltolato)oxovanadium(IV) (“BEOV”), a novel vanadium compound that has shown considerable potential as a treatment for patients with Type 2 diabetes. The addition of BEOV—which we refer to as AKP-020—to the Company’s product portfolio substantially accelerated the Company’s clinical programs and gave the Company a proprietary drug candidate that may be useful for the treatment of Type 2 diabetes. In addition, by virtue of the license, we gained access to data that includes information relating to Phase I clinical trials for AKP-020 and the extended related correspondence with the FDA. This data allowed the Company to request a pre-IND meeting with the FDA and subsequently file a full IND to initiate a Phase IIa clinical trial. The IND became active on November 12, 2007. As a result of the foregoing, the Company’s initial product focus has shifted away from combination products, and towards AKP-020.

The initial human Phase I data for AKP-020 showed that AKP-020 has advantages over unpatented inorganic vanadyl sulfate (the original vanadium compound in AKP-111) with respect to dosing, pharmacokinetics and bioavailability, without signs of any significant new toxicities. This data set also includes extensive acceptable safety and efficacy profiles derived from studies of AKP-020. In addition to the advanced clinical stage of AKP-020 and its mechanistic similarities to vanadyl sulfate, we believe that the Licensed Technology will be a strong candidate as a stand alone product.

Previously, we entered into arrangements with CRL, pursuant to which CRL performed two 28-day non-clinical safety and toxicology studies with various doses of AKP-020. The studies have been completed and the initial interpretation is one that is supportive of safety at the doses that we plan to use in humans, but this assessment is subject to confirmation by the FDA. We have recently entered into arrangements with CRL to perform two additional three-month preclinical safety programs on AKP-020, results of which we expect to be available in the first or second quarter of our 2009 fiscal year.

Subsequent to the two 28-day safety and toxicology studies, we completed enrollment of 12 subjects into a 28-day, single-blinded, Phase IIa clinical trial of AKP-020 in February 2008. While we originally planned to recruit and dose 21 patients in this trial, we elected in June 2008 to discontinue the trial after enrolling 12 patients in favor of advancing to a larger, multi-center, double-blind, dose-ranging study.

In the single-blinded study, two patients withdrew due to non-drug related issues. Ultimately seven Type 2 diabetic patients were dosed in the fasted state with AKP-020 and two patients were dosed with placebo for 28 days (one subject was dosed with AKP-020 in the fed state). Over the 28-day period, both placebo patients showed an increase in fasting plasma glucose (FPG) levels. In contrast, in five out of the seven patients on active drug treatment, there was a consistent decrease in FPG (range between subjects: 10%-43%); two of the treated patients showed variable responses (range: +20% to -9%). The average change of the group was significant compared to the group average baseline (p<0.05). Similarly, the average reduction in the Area Under the Curve (AUC) for the 2h oral glucose tolerance test was over 10% (p<0.05).

The levels of glycosylated hemoglobin (HbA1c) are usually measured over three months for definitive demonstration of anti-diabetic activity. Evaluating the trend out to day 28, in the two placebo patients there was a consistent increase up to 0.5% in absolute terms, or a variable response, respectively. In the treatment arm, in two subjects there was a consistent decrease of 0.5% and 1.1%, in three subjects essentially no change, and in the final two subjects an increase of 0.2% and 0.3%, respectively. After treatment the average HbA1c continued to decline in the treatment group. We plan to determine the statistical significance of these results in future trials.

In addition, the hyperglycemic-euglycemic clamp data showed five out of seven patients had increased their glucose metabolic rate (increased ability to dispose of circulating plasma glucose); in one case the rate nearly doubled over the course of the study. No drug related adverse events were observed during the study. The final interpretation of these results will be made in conjunction with discussions with the FDA once all of the data is collected. We cannot be certain when all data will be collected, or what the results of our analyses or the feedback and interpretation of the FDA will be.

In summary, based on this clinical data, we believe that AKP-020 may be an effective approach to improving the health of certain individuals with Type 2 diabetes. However, there can be no assurance that the results of more extensive human studies will be consistent with those obtained thus far.

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

Results of Operations for the Three Months and Six Months ended June 30, 2008

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Research and Development Expenses

In May 2006, we began the development of a clinical research protocol and began conducting other activities to support the initiation of new clinical trials related to AKP-020. The cost of our research and development activities during the three months ended June 30, 2008 was $696,231 compared to $252,379 for the three months ended June 30, 2007. The primary reason for the increase in research and development expense between the two quarters is that during the second quarter of 2007 we were still in the planning phase of our clinical trials whereas, the clinical trials actually commenced in February 2008 and concluded in June 2008. In addition, at the conclusion of the Phase IIa clinical trial in June 2008, we incurred a milestone payment related to our license agreement with UBC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2008 were $447,298 as compared to $501,032 for the three months ended June 30, 2007. The decrease for the three months ended June 30, 2008 resulted from a reduction in legal and accounting fees offset by the retention of a government affairs consultant in July 2007 and an increase in expenses associated with our public relations and investor relations efforts. In addition, our printing expense decreased along with stock-based compensation and the fees we paid to our directors.

Interest (Expense) Income, net

Interest (expense)/income, net for the three months ended June 30, 2008 and 2007, was $(13,444) and $21,292, respectively. The primary cause for the change was that as more fully explained in the following section, Liquidity and Capital Resources, in June 2007, we borrowed $1 million from the Bank. Consequently, we had significantly more interest expense for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. In addition, in November 2006, we entered into an equity financing that resulted in net proceeds to us of approximately $4.247 million. As a result of that financing late in 2006, we had significantly more interest income during the three months ended June 30, 2007 than we did during the three months ended June 30, 2008 when our average cash balance was much less than it was during the three months ended June 30, 2007. Finally, the interest rate paid by the Bank on our cash balances is significantly less in 2008 than it was in 2007.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Research and Development Expenses

In May 2006, we began the development of a clinical research protocol and began conducting other activities to support the initiation of new clinical trials related to AKP-020. The cost of our research and development activities during the six months ended June 30, 2008 was $1,297,109 compared to $419,093 for the six months ended June 30, 2007. The primary reason for the increase in research and development expense between the two periods is that during the six months ended June 30, 2007, we were still in the planning phase of our clinical trials whereas, the clinical trials actually commenced in February 2008 and concluded in June 2008. In addition, we incurred certain sponsored research fees at UBC during the six months ended June 30, 2008, and at the conclusion of the Phase IIa clinical trial in June 2008, we incurred a milestone payment related to our license agreement with UBC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2008 were $1,015,759 as compared to $973,970 for the six months ended June 30, 2007. The increase for the six months ended June 30, 2008 resulted from the retention of a government affairs consultant in July 2007 offset by a decrease in legal fees. In addition, our expenses associated with our public relations and investor relations efforts increased, but our financial printing expenses and our expenses relating to the fees we paid to our directors decreased.

Interest (Expense) Income, net

Interest (expense)/income, net for the six months ended June 30, 2008 and 2007, was $(31,400) and $50,837, respectively. The primary cause for the change was that as more fully explained in the following section, Liquidity and Capital Resources, in June 2007, we borrowed $1 million from the Bank. Consequently, we had significantly more interest expense for the six months ended June 30, 2008 when compared to the three months ended June 30, 2007. In addition, in November 2006, we entered into an equity financing that resulted in net proceeds to us of approximately $4.247 million. As a result of that financing late in 2006, we had significantly more interest income during the six months ended June 30, 2007 than we did during the six months ended June 30, 2008 when our average cash balance was much less than it was during the six months ended June 30, 2007. Finally, the interest rate paid by the Bank on our cash balances is significantly less in 2008 than it was in 2007.

Liquidity and Capital Resources

We have significant liquidity and capital resources issues relative to our recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern. We have incurred losses and negative cash flows from operations since inception and we have an accumulated deficit of $13.6 million at June 30, 2008. As of June 30, 2008, we have a cash balance of approximately $1,051,000 and we have accrued expenses and accounts payable as of that date of approximately $112,000. In addition, the principal balance on our bank debt as of that date is $600,000. Also, in August 2008, we authorized the initiation of the Preclinical Safety Studies with CRL, which will require us to make an initial payment of approximately $350,000 concurrent with the authorization of the Preclinical Safety Studies. In connection with the Preclinical Safety Studies, we will be required to make an additional payment of approximately $350,000 in the fourth quarter of the current fiscal year. Our monthly recurring cash expenditures are approximately $125,000, which includes principal and interest payments on our bank debt. Additional development work on our proposed pharmaceutical products will depend on the future availability of cash.

Our future working capital requirements and our ability to continue operations are based on various factors and assumptions, which are subject to substantial uncertainty and risks beyond our control and no assurances can be given that those expectations will prove correct. If those assumptions prove incorrect, the duration of the time period during which we could continue operations could be materially shorter. Also, the occurrence of adverse developments related to those risks and uncertainties or others could result in our being unable to continue the development of our proposed pharmaceutical products. Any such adverse developments may also result in the incurrence of unforeseen expenses or our being unable to control expected expenses and overhead.

Based on those circumstances, our existing cash reserves may be exhausted in a matter of months. As a result, we may have to cease operations unless we are able to obtain an infusion of cash. In that regard, we are actively pursuing potential sources of financing for the Company, but there can be no assurance we can successfully complete a financing before we exhaust our cash resources. Accordingly, our ability to continue as a going concern and proceed with the development work on our proposed pharmaceutical products is uncertain and dependent upon obtaining additional capital and/or entering into a strategic partner relationship.

We have financed our operations primarily through the sale of equity securities and borrowings under a credit facility with the Bank. We invest excess cash in a money market account that will be used to fund future operating costs. Cash and cash equivalents totaled $1,050,857 at June 30, 2008, compared to $1,110,196 at December 31, 2007. The primary reason our cash did not significantly decrease during that period despite our operating loss of approximately $2.3 million for the six months ended June 30, 2008 is the financing we entered into with Avalon in March 2008 as described below. We primarily fund current operations with our existing cash and cash equivalents. Cash used in operating activities for the six months ended June 30, 2008 totaled $1,843,050.

We believe that minimum proceeds of approximately $10 million of additional capital will be required to enable us to fund the continued development of our proposed pharmaceutical products, as well as all of our general and administrative expenses, through March 2010. Our actual capital requirements will depend upon numerous factors, including:

•	the rate of progress and costs of our clinical trials and research and development activities;

•	actions taken by the FDA and other regulatory authorities;

•	the timing and amount of milestone or other payments we might receive from or owe to potential strategic partners;

•	our degree of success in commercializing our product candidates;

•	the emergence of competing technologies and products, and other adverse market developments; and

•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent claims and other intellectual property rights.

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

In December 2006, we entered into a loan and security agreement with the Bank that provided for a loan of up to $1.0 million to finance general corporate purposes, which amount the Company borrowed in June 2007. The loan is payable in 30 monthly principal payments of $33,333 (in each case, plus monthly interest payments equal to the Bank’s prime rate plus 0.75%) and matures in December 2009. At June 30, 2008, the interest rate for the loan was 5.75%, and the remaining principal balance on the loan was $600,000. The Company has granted a security interest in favor of the Bank in substantially all of its tangible assets as collateral for the loan under the loan and security agreement, and the agreement imposes certain limitations on the Company’s ability to engage in certain transactions. In connection with the agreement, the Company also issued to the Bank a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for seven years from the date of issuance at an exercise price per share of $0.60. The fair value of the warrant issued to the Bank was determined to be $55,505 using a Black-Scholes model, which amount was recorded as debt issuance costs and is being amortized over the life of the agreement. Interest expense, excluding amortization of debt issuance costs, for the three and six months ended June 30, 2008 and 2007 was $9,804, $22,837, $6,000 and $6,000, respectively. Amortization of debt issuance costs for the three and six months ended June 30, 2008 and 2007 was $7,017, $14,034, $7,017 and $13,931, respectively.

In June 2008, we entered into the Authorization Letter with CRL. Pursuant to the Authorization Letter, upon receipt of authorization from us, CRL will perform two 13-week non-clinical safety and toxicology studies, the Preclinical Safety Studies, on our lead product candidate, AKP-020. CRL recently completed a set of similar 28-day studies for us.

Pursuant to the Authorization Letters, we agreed to pay to CRL certain fees based, in part, on the progress of the Preclinical Safety Studies, which we authorized the initiation of in August 2008. If each Preclinical Safety Study is completed, we anticipate that these fees will total approximately $1,200,000 and will be incurred across multiple reporting periods. However, if we elect to terminate either Preclinical Safety Study prior to the completion thereof, we will only be obligated to pay CRL a pro rata portion of the fees applicable to such Preclinical Safety Study based on the progress of such Preclinical Safety Study at the time of termination.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Significant Accounting Policies

The preparation of financial statements requires the Company’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Such policies are summarized in Note 4 to the financial statements, above, and Note 2 to the financial statements in the Company’s 2007 Annual Report on Form 10-KSB. There have been no significant changes to the company’s critical accounting policies since December 31, 2007.

Effect of New Accounting Policies

In May 2008, the FASB issued SFAS No. 163, which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS No. 163 is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 163 to affect future reporting or disclosures.

In May 2008, the FASB issued SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to affect future reporting or disclosures.

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

In December 2007, the FASB issued SFAS No. 160, which requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to affect future reporting or disclosures.

In December 2007, the FASB issued SFAS No. 141(R), which creates greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning after December 15, 2008. The Company has not determined the effect of the adoption of SFAS No. 141(R) on future reporting or disclosures.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in short-term investments that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Because we have minimal debt, our exposure to market risks associated with changes in interest rates arise from increases or decreases in interest income earned on our investment portfolio. We attempt to ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investments. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2008.

Item 4.	Controls and Procedures

The certifications of our Chief Executive Officer and Chief Financial Officer, filed as Exhibits 31.1, 31.2 and 32.1, should be read in conjunction with this Item 4.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that our disclosure controls and procedures were effective as of June 30, 2008.

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

Except as otherwise disclosed in its Current Reports on Form 8-K, the Company did not conduct any unregistered sales of equity securities during the three months ended June 30, 2008.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of stockholders (the “Annual Meeting”) was held on Friday, June 13, 2008 at the offices of our outside corporate counsel, Paul, Hastings, Janofsky & Walker LLP, located at 3579 Valley Centre Drive, San Diego, CA 92130.

At the Annual Meeting, our stockholders elected the following five nominees to serve as directors of the Company for a term of one year or until their respective successors are duly elected or qualified. The voting on this matter was as follows:

Nominee	For	Against	Abstain
Kevin J. Kinsella	18,069,243	0	104
Carl LeBel, Ph.D.	18,069,143	0	204
Jay B. Lichter, Ph.D.	18,069,243	0	104
Kevin R. Sayer	18,069,243	0	104
John F. Steel	17,894,859	125,000	49,488

At the Annual Meeting, our stockholders also ratified the appointment of Swenson Advisors, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. The vote on this matter was 17,969,203 votes for, 0 votes against and 100,104 votes abstaining.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKESIS PHARMACEUTICALS, INC.

By:	/s/ Jay B. Lichter
Jay B. Lichter
Chairman and Chief Executive Officer

Date: August 7, 2008

Akesis Pharmaceuticals, Inc. and Subsidiaries

Exhibit Index

Exhibit Number	Description

3.1(1)	Articles of Incorporation, as amended, of the Registrant

3.2(1)	Bylaws of the Registrant

4.1(2)	Form of Warrant to Purchase Common Stock issued pursuant to that certain Common Stock and Warrant Purchase Agreement dated December 30, 2005 between the Company and the purchasers therein

4.2(2)	Form of Warrant to Purchase Common Stock issued pursuant to the Form of Finder Agreement

4.3(3)	Form of Warrant to Purchase Common Stock issued pursuant to that certain Securities Purchase Agreement dated November 21, 2006 between the Company and the purchasers therein

4.4(3)	Warrant to Purchase Common Stock dated November 21, 2006 between the Company and Globalvest Partners, LLC

4.5(4)	Form of Warrant issued to Investors in the Financing dated December 15, 2006

4.6(4)	Warrant, dated as of December 15, 2006, issued to Globalvest Partners, LLC

4.7(4)	Warrant, dated as of December 15, 2006, issued to Square 1 Bank

4.8(5)#	Warrant to Purchase Common Stock dated October 2, 2006 between the Company and Edward Wilson.

4.9(6)	Warrant, dated as of March 25, 2008, issued to Avalon Ventures VII, L.P.

10.1(7)#	Form of Stand-Alone Stock Option Agreement

10.2(8)	Revised Letter of Payment Authorization, effective as of June 18, 2008, between the Company and Charles River Laboratories relating to the Preclinical Safety Studies.

10.3(9)#	Stand-Alone Stock Option Agreement dated as of June 26, 2008, by and between the Company and Dr. LeBel.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 24, 2005.

(2)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on January 6, 2006.

(3)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on November 27, 2006.

(4)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on December 20, 2006.

(5)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on October 3, 2006.

(6)	Incorporated by reference to the Company’s Form 10-KSB as filed with the SEC on March 31, 2008.

(7)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on June 19, 2008.

(8)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on June 24, 2008.

(9)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 2, 2008.

#	Indicates management contract or compensatory plan.