Form 10-Q
period 2008-09-30
AKESIS PHARMACEUTICALS, INC.
filed 2008-11-05
CIK 1042420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Non-accelerated filer            (Do not check if a smaller reporting company)  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2008
Common Stock	24,933,826 shares

AKESIS PHARMACEUTICALS, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$779,616	$1,110,196
Prepaid and other current assets	62,481	221,119

Total current assets	842,097	1,331,315
Debt issuance costs, net	32,745	53,795

Total assets	$874,842	$1,385,110

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$627,278	$73,416
Current portion of long-term debt	400,000	400,000
Loan payable to shareholder	1,000,000	—

Total current liabilities	2,027,278	473,416
Long-term debt	100,000	400,000

Total liabilities	2,127,278	873,416

Commitments and contingencies (Note 7)	—	—
Stockholders’ equity (deficit):
Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized: 24,933,826 and 22,580,884 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	24,934	22,581
Additional paid-in capital	14,047,381	11,704,679
Accumulated deficit	(15,324,751)	(11,215,566)

Total stockholders’ equity (deficit)	(1,252,436)	511,694

Total liabilities and stockholders’ equity (deficit)	$874,842	$1,385,110

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2008 and 2007

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	$—	$—	$—	$—

Operating costs and expenses:
Research and development	1,177,823	1,072,648	2,474,932	1,491,741
Selling, general and administrative	570,532	385,298	1,586,291	1,359,268

Total expenses	1,748,355	1,457,946	4,061,223	2,851,009

Loss from operations	(1,748,355)	(1,457,946)	(4,061,223)	(2,851,009)
Interest (expense) income, net	(14,962)	4,592	(46,362)	55,429

Loss before income taxes	(1,763,317)	(1,453,354)	(4,107,585)	(2,795,580)
Provision for income taxes	—	—	1,600	1,948

Net loss	$(1,763,317)	$(1,453,354)	$(4,109,185)	$(2,797,528)

Net loss per common share - basic and diluted	$(0.07)	$(0.06)	$(0.17)	$(0.12)

Weighted-average common shares outstanding - basic and diluted	24,933,826	22,580,884	24,203,899	22,580,884

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2008 and 2007

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,109,185)	$(2,797,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	21,050	20,947
Stock-based compensation	361,344	322,464
Changes in assets and liabilities:
Prepaid and other current assets	158,638	(87,845)
Debt issuance costs, net	—	3,703
Accounts payable	553,862	125,376

Net cash used in operating activities	(3,014,291)	(2,412,883)

Cash flows from investing activities:

Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from stock issuances	1,983,711	—
Proceeds from loan payable to shareholder	1,000,000	—
Proceeds from bank loan	—	1,000,000
Principal payments on bank loan	(300,000)	(100,000)

Net cash provided by financing activities	2,683,711	900,000

Net decrease in cash and cash equivalents	(330,580)	(1,512,883)

Cash and cash equivalents at beginning of period	1,110,196	4,111,070

Cash and cash equivalents at end of period	$779,616	$2,598,187

Supplemental Disclosures of Cash Flow Information:
Interest paid	$32,498	$24,233
Income taxes paid	$1,600	$1,948

See accompanying notes.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Akesis Pharmaceuticals, Inc., a Nevada corporation (“we” or “us” or the “Company”), has prepared the unaudited condensed consolidated financial statements in this quarterly report in accordance with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of our financial position as of September 30, 2008, and the results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, have been made. The results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results for the fiscal year ending December 31, 2008 or any future periods.

2. Going Concern

We have prepared the unaudited, condensed consolidated financial statements in this quarterly report in conformity with generally accepted accounting principles (“GAAP”) in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. We have suffered recurring losses from operations and have a significant accumulated deficit that raises substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred losses and negative cash flows from operations since inception and we have an accumulated deficit of $15.3 million at September 30, 2008. Those losses are attributable to a lack of significant revenue since inception. We do not anticipate any meaningful revenue in future periods until such time that we are able to obtain approval to sell our proposed pharmaceutical products in the U.S. from the Food and Drug Administration (“FDA”). Additionally, our continued lack of adequate funding and working capital has prevented us from complying with the FDA’s requirements to obtain approval to sell our proposed products. Finally, if we are able to obtain FDA approval to sell our proposed products, there can be no assurance that we will be successful in selling significant quantities of those proposed products at a price that will enable us to achieve profitability.

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

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Despite the legacy businesses of our predecessors, we are currently an early stage biopharmaceutical company engaged in the discovery, development and commercialization of ethical pharmaceuticals for the treatment of metabolic diseases, such as diabetes, obesity, dyslipidemias, and muscle wasting. We have been granted patents and filed patent applications for a proprietary therapy for use in the treatment of Type 2 diabetes.

We intend to use our primary proprietary compound, AKP-020, to develop a prescription treatment for Type 2 diabetes. This product is in an early stage of development. In June 2008, we completed a Phase IIa clinical trial for AKP-020 under an open Investigational New Drug Application (“IND”) filed with the FDA. Vanadium containing compounds have demonstrated preliminary and published evidence of lowering and controlling blood glucose levels in animal models of diabetes and in patients with Type 2 diabetes. As well, we are aggressively pursuing the potential in-licensure of additional assets to expand our pipeline of potential metabolic-disease therapies.

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

The carrying amounts of the Company’s cash and cash equivalents, prepaid and other current assets and accounts payable and accrued liabilities as of September 30, 2008, approximate fair market value based on Level I inputs (quoted prices in active markets) because of their short-term nature. The fair value of the note payable as of September 30, 2008, approximates the carrying value of the note because the stated interest rate for the note is at current market rates. The Company has no assets or liabilities that were valued on the basis of Level II inputs (significant observable inputs) or Level III inputs (significant unobservable inputs).

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

In June 2008, we entered into a revised letter of payment authorization (the “Authorization Letter”) with Charles River Laboratories, Inc. (“CRL”). Pursuant to this Authorization Letter, CRL will perform two 13-week non-clinical safety studies (each a “Preclinical Safety Study” and together, the “Preclinical Safety Studies”), the first of which is currently in progress, on the Company’s lead product candidate, AKP-020. CRL previously completed a set of similar 28-day preclinical safety studies for the Company.

Pursuant to the Authorization Letters, we agreed to pay to CRL certain fees based, in part, on the progress of the Preclinical Safety Studies, which we authorized the initiation of in August 2008. If each Preclinical Safety Study is completed, we anticipate that these fees will total approximately $1,200,000, of which, as of September 30, 2008, based on the criterion described above, we have expensed and recorded in research and development expenses approximately $844,000, of which approximately $389,000 is included in accounts payable in the accompanying financial statements as of that date. The remaining amount will be incurred across multiple reporting periods. However, if we elect to terminate either Preclinical Safety Study prior to the completion thereof, we will only be obligated to pay CRL a pro rata portion of the fees applicable to such Preclinical Safety Study based on the progress of such Preclinical Safety Study at the time of termination.

Patent-related costs

All costs associated with application for patents are expensed as incurred and classified as research and development expenses in our consolidated statements of operations. Such patent-related costs for the three and nine months ended September 30, 2007 have been reclassified to conform to the classification for the three and nine months ended September 30, 2008.

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

As share-based compensation expense recognized in the consolidated statement of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimation of the number of stock awards that will ultimately be forfeited requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are required by SFAS No. 123(R) to be recorded as a cumulative adjustment in the period in which estimates are revised.

We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS No. 123(R), will be recognized as an addition to additional paid-in capital. The effect of the SFAS No. 123(R) fair value method resulted in a non-cash stock-based compensation charge of $118,963, $361,344, $90,129 and $322,464 on the Company’s reported results of operations for the three and nine months ended September 30, 2008 and 2007, respectively.

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

As of September 30, 2008 and 2007, the following options and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	September 30,
	2008	2007
Stock options	3,050,000	1,690,000
Stock warrants	2,079,241	1,726,300

Effect of new accounting standards

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP)” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an illustrative example. The illustrative example is intended to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 is effective October 10, 2008. The Company does not expect the adoption of FSP FAS 157-3 to affect future reporting or disclosures.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In September 2008, the FASB issued FASB Staff Position FAS 133-1 and FASB Interpretation No. 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of SFAS No. 161” (the “FSP”). The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. Finally, the FSP clarifies that the disclosures required by SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133” (SFAS No. 161”) should be provided for any reporting period beginning after November 15, 2008. The Company does not expect the adoption of the FSP to affect future reporting or disclosures.

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

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5. Loan Payable to Shareholder

In September 2008, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Avalon Ventures VII, L.P. (“Avalon “). Avalon is a current stockholder, owning 7,670,442 shares of the Company’s stock, or 31% of shares outstanding as of September 30, 2008. Pursuant to the Purchase Agreement, the Company has the ability to sell to Avalon one or more convertible promissory notes (each, a “Note”) in an aggregate principal amount of up to $2.0 million, each of which will be issued together with a corresponding Warrant (as defined below) (the “Bridge Financing”).

Each Note has an interest rate of 8% per annum and will mature on February 1, 2009 (the “Maturity Date”). In the event of the closing of a preferred stock financing resulting in aggregate proceeds to the Company of at least $2.0 million (including via conversion of each Note) prior to the Maturity Date (a “Qualifying Financing”), the entire amount of the principal balance under any and all Notes issued pursuant to the Purchase Agreement, together with any accrued but unpaid interest thereon (collectively, the “Loan Balance”), will automatically convert into that number of shares of the Company’s preferred stock sold and issued to investors in connection with such Qualifying Financing (the “Qualifying Financing Shares”) as is determined by dividing the then-outstanding Loan Balance by the price per Qualifying Financing Share paid by investors in connection with the Qualifying Financing.

Each Note will be issued together with a five-year warrant (each, a “Warrant”) to purchase additional shares of Qualifying Financing Shares at a price per share equal to the price per Qualifying Financing Share paid by investors in the Qualifying Financing (subject to adjustment as provided in each Warrant). The number of Qualifying Financing Shares available for purchase under each Warrant shall be equal to the quotient of: (i) 15% of the initial principal amount of the corresponding Note issued to Avalon; divided by: (ii) the applicable exercise price.

Pursuant to the Purchase Agreement, an initial closing of the Bridge Financing was held on September 29, 2008, and involved the sale to Avalon of a Note (and a corresponding Warrant) representing an initial principal amount of $1.0 million. The issuance of the Note and Warrant under the Purchase Agreement was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

Kevin Kinsella, a beneficial owner of the Company’s common stock, a holder of warrants to purchase common stock and member of the Company’s Board of Directors, is a managing member of Avalon. Jay Lichter, the Company’s Chairman of the Board of Directors and an option holder, is a member of an Avalon affiliate.

The Purchase Agreement and Bridge Financing were unanimously approved by a special committee of the Company’s board of directors comprised entirely of disinterested directors.

6. Long-Term Debt

In December 2006, the Company entered into a loan and security agreement with Square 1 Bank (the “Bank”) that provided for a loan of up to $1.0 million to finance general corporate purposes, which amount the Company borrowed in June 2007. The loan is payable in 30 monthly principal payments of $33,333 (in each case, plus monthly interest payments equal to the Bank’s prime rate plus 0.75%) and matures in December 2009. At September 30, 2008, the interest rate for the loan was 5.75%. The Company has granted a security interest in favor of the Bank in substantially all of its tangible assets as collateral for the loans under the loan and security agreement, and the agreement imposes certain limitations on the Company’s ability to engage in certain transactions. In connection with the agreement, the Company also issued to the Bank a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for seven years from the date of issuance at an exercise price per share of $0.60. The fair value of the warrant issued to the Bank was determined to be $55,505 using a Black-Scholes model, which amount was recorded as debt issuance costs and is being amortized over the life of the agreement. Interest expense, excluding amortization of debt issuance costs, for the three and nine months ended September 30, 2008 and 2007 was $8,021, $30,859, $, $20,996 and $26,996, respectively. Amortization of debt issuance costs for the three and nine months ended September 30, 2008 and 2007 was $7,017, $21,050, $7,017 and $20,947, respectively.

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Loan maturities following September 30, 2008, are as follows:

Twelve months ended September 30, 2009	$400,000
Twelve months ended September 30, 2010	100,000

$500,000

7. Commitments, Contingencies and Related Party Lease

The Company leases approximately 200 square feet of office space located in La Jolla, California on a month-to-month basis from Avalon. From January 1, 2007 through January 31, 2008, the Company also sublet approximately 100 square feet of office space in San Diego, California from Sirion Therapeutics, Inc. (“Sirion”). Jay Lichter, the Company’s Chairman of the Board of Directors, is a former officer and current consultant to Sirion, and Kevin Kinsella is a current member of the Board of Directors of Sirion. The Board of Directors has determined that the rent charged to the Company for both leases is fair and reasonable. The Company recorded rent expense during the three and nine months ended September 30, 2008 and 2007 of $3,825, $11,600, $5,150 and $15,650, respectively.

8. Stock-based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 was $118,963, $361,344, $90,129 and $322,464, respectively. Since we have a net operating loss carryforward as of December 31, 2007, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. At the present time, we intend to issue new common shares upon the exercise of stock options. None of the share-based awards are classified as a liability as of September 30, 2008.

As of September 30, 2008, there are 2,615,000 shares of common stock subject to nonstatutory stock options granted to executive officers, an outside director and a consultant at exercise prices ranging from $0.51 to $1.50. Those stock options vest through various dates ending between December 12, 2008 and December 16, 2011, subject to the officers’, director’s and consultants’ continued employment with or service to the Company on any such date. In addition, in the event of a change of control of the Company, if the option is not assumed or an equivalent option is not substituted by the successor corporation or a parent or subsidiary of the successor corporation, the officers, director and consultants shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the officers, director and consultants would not otherwise be vested or exercisable. During the nine months ended September 30, 2008 and 2007 nonstatutory stock options to acquire 1,065,000 and 500,000 shares of our common stock, respectively, were granted.

The Company’s Board of Directors also authorized and reserved 1,500,000 shares of common stock pursuant to a 2005 Stock Plan in January 2005 for option grants to employees, directors and consultants. Currently outstanding options to acquire a total of 435,000 shares of our common stock have been granted pursuant to such 2005 Stock Plan to an outside director and certain consultants. The stock options are nonqualified stock options with a term of 10 years and an exercise price ranging from $0.46 to $1.94 per share. The options vest through various dates ending between January 24, 2009 and July 17, 2011, subject to the director’s and consultants’ continued service to the Company on any such vesting date. In addition, in the event of a change of control of the Company, if the option is not assumed or an equivalent option is not substituted by the successor corporation or a parent or subsidiary of the successor corporation, the director shall fully vest in and have the right to exercise the options as to all of the shares of common stock subject to the options as to which the director would not otherwise be vested or exercisable. During the nine months ended September 30, 2008 and 2007, options to acquire 45,000 and 190,000 shares of our common stock, respectively, were granted under the 2005 Stock Plan.

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

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following is a summary of the status of the nonstatutory options and the options under the 2005 Stock Plan for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2007	1,940,000	$0.91	8.82	$—
Granted	1,110,000	0.67
Exercised	—	—
Expired	—	—
Cancelled	—	—

Balance at September 30, 2008	3,050,000	$0.82	8.67	$—

Exercisable at September 30, 2008	1,286,105	$1.00	7.92	$—

A summary of the status of our non-vested stock options as of September 30, 2008 and changes during the nine months then ended are presented below.

	Number of shares	Average Grant- Date Fair Value Per Share
Non-vested at December 31, 2007	1,121,394	$0.37
Granted	1,110,000	$0.48
Vested	(467,499)	$0.86
Cancelled	—	—

Non-vested at June 30, 2008	1,763,895	$0.53

As of September 30, 2008, there was approximately $486,000 of total unrecognized compensation cost, related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.25 years. The total fair value of shares vested during the three and nine months ended September 30, 2008 and 2007 was approximately $161,000, $401,000, $89,000 and $358,000, respectively.

9. Common Stock

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

Akesis Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

As of September 30, 2008 and 2007, 2,079,241 and 1,726,300, respectively, shares of common stock were purchaseable under outstanding warrants. The weighted average exercise price of the outstanding warrants is $0.93 per share. During the nine months ended September 30, 2008 and 2007, warrants to purchase 352,941 and zero, respectively, shares of common stock were issued by the Company as described above. During the nine months ended September 30, 2008 and 2007, no warrants were exercised, adjusted or expired.

10. Income Taxes

At December 31, 2007, Akesis Delaware had no federal income tax expense or benefit but did have federal and state tax net operating loss carryforwards of approximately $8.0 million and $5.4 million, respectively. The federal and state net operating loss carryforwards will begin to expire in 2018 and 2014, respectively, unless previously utilized. Pursuant to Internal Revenue Code Section 382 and 383, use of Akesis Delaware’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred. The Company incurred zero, $1,600, zero and $1,948 of statutory minimum state tax expense for the three and nine months ended September 30, 2008 and 2007, respectively.

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

As of September 30, 2008 and December 31, 2007, the Company had no unrecognized tax benefits, including interest and penalties, and does not expect a significant change in the unrecognized tax benefits in the next twelve months. The Company recognizes interest and penalties to unrecognized tax benefits through interest and operating expenses, respectively. There were no interest and penalties recorded as of September 30, 2008.

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

Present Situation – Liquidity Issues

We have significant liquidity and capital resource issues relative to our recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern. We have incurred losses and negative cash flows from operations since inception and we have an accumulated deficit of $15.3 million at September 30, 2008. Those losses are attributable to a lack of significant revenue since inception. We do not anticipate any meaningful revenue in future periods until such time that we are able to obtain approval to sell our proposed pharmaceutical products in the U.S. from the FDA. Additionally, our continued lack of adequate funding and working capital has prevented us from complying with the FDA’s requirements to obtain approval to sell our proposed products. Finally, even if we succeed in our attempt to raise additional funds, there can be no assurance that we will be successful in obtaining FDA approval to sell our proposed products, or if we are able to obtain FDA approval to sell our proposed products, there can be no assurance that we will be successful in selling significant quantities of those proposed products at a price that will enable us to achieve profitability.

As described elsewhere, without an infusion of cash, we will exhaust our existing cash reserves within months, and as a result, we may have to cease operations. As of September 30, 2008, we have a cash balance of approximately $780,000. In addition, as more fully described in Footnote 5 to the financial statements above, in September 2008, the Company entered into a Purchase Agreement with Avalon. Avalon is a current stockholder, owning 7,670,442 shares of the Company’s stock, or 31% of shares outstanding as of September 30, 2008. Pursuant to the Purchase Agreement, we have the ability to sell to Avalon one or more Notes in an aggregate principal amount of up to $2.0 million. Of that amount, we sold Avalon a Note with a principal balance of $1.0 million in September 2008, which leaves us with the ability to sell Avalon one or more additional Notes with an aggregate principal balance of $l.0 million.

At September 30, 2008, we have accrued expenses and accounts payable of approximately $627,000. In addition, the principal balances on the outstanding Avalon Note and bank debt as of that date are $1.0 million and $500,000, respectively. Also, in August 2008, we authorized the initiation of the Preclinical Safety Studies with CRL. If each Preclinical Safety Study is completed, we anticipate that these fees will total $1,200,000, of which, as of September 30, 2008, based on the criterion described in Footnote 4 we have expensed and recorded in research and development expenses approximately $844,000, of which approximately $389,000 is included in accounts payable in the accompanying financial statements as of that date. The remaining amount will be incurred across multiple reporting periods. However, if we elect to terminate either Preclinical Safety Study prior to the completion thereof, we will only be obligated to pay CRL a pro rata portion of the fees applicable to such Preclinical Safety Study based on the progress of such Preclinical Safety Study at the time of termination. Our monthly recurring cash expenditures are approximately $125,000, which includes principal and interest payments on our bank debt. Additional development work on our proposed pharmaceutical products will depend on the future availability of cash.

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

The Company

We are currently an early stage biopharmaceutical company engaged in the discovery, development and commercialization of ethical pharmaceuticals for the treatment of metabolic diseases, such as diabetes, obesity, dyslipidemias, and muscle wasting. We have been granted patents and filed patent applications for a proprietary therapy for use in the treatment of Type 2 diabetes. Our products have demonstrated preliminary evidence of lowering and controlling blood glucose levels in patients with Type 2 diabetes. As well, we are aggressively pursuing the potential in-licensure of additional assets to expand our pipeline of potential metabolic-disease therapies.

The following management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. As described above, our actual results may differ materially from the results discussed in the forward-looking statements.

Research and Development Projects

The current primary focus of the Company is the development of AKP-020, a proprietary, vanadium-based monotherapy for the treatment of Type 2 diabetes. The initial human Phase I data for AKP-020 showed that AKP-020 has advantages over unpatented inorganic vanadyl sulfate with respect to dosing, pharmacokinetics and bioavailability, without signs of any significant new toxicities. This data set also includes extensive acceptable safety and efficacy profiles derived from preclinical studies of AKP-020.

Previously, we entered into arrangements with CRL, pursuant to which CRL performed two 28-day non-clinical safety and toxicology studies with various doses of AKP-020. The final analysis of these studies is still ongoing. We have recently entered into arrangements with CRL to perform the Preclinical Safety Studies on AKP-020 in order to support further clinical evaluation of AKP-020, results of which we expect to be available in the first or second quarter of our 2009 fiscal year. While we remain optimistic about AKP-020 as a potential therapy for diabetes, we believe that an expansion of our preclinical programs is necessary to further our understanding of the benefit/risk profile of AKP-020 prior to the initiation of additional clinical studies. Contingent on the results of this expanded program, combined with the thorough analysis of the recent Phase IIa study of AKP-020 in diabetic subjects, we anticipate being in a position to better define our future development strategy and timeline for AKP-020.

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

In the single-blinded study, two patients withdrew due to non-drug related issues. Ultimately seven Type 2 diabetic patients were dosed in the fasted state with AKP-020 and two patients were dosed with placebo for 28 days (one subject was dosed with AKP-020 in the fed state). Over the 28-day period, both placebo patients showed an increase in fasting plasma glucose (FPG) levels. In contrast, in five out of the seven patients on active drug treatment, there was a consistent decrease in FPG (range between subjects: 10%-43%), while two of the treated patients showed variable responses (range: +20% to -9%). The average change of the group was significant compared to the group average baseline. Similarly, the average reduction in the Area Under the Curve (AUC) for the 2h oral glucose tolerance test was over 10%. More in-depth analysis of this data indicated that naïve AKP-020-treated diabetic subjects (n=3) showed a more profound decrease in fasting blood glucose (mean range: -15% to -35%) when compared to diabetic subjects that were previously treated with metformin and given a 2-3 week washout period prior to the commencement of dosing with AKP-020 (mean range: -1% to -9%). A similar trend of greater AKP-020 treatment associated decreases in the oral glucose tolerance test AUC for naïve versus metformin pre-treated subjects was also observed.

The levels of glycosylated hemoglobin (HbA1c) are usually measured over three months for definitive demonstration of anti-diabetic activity. Evaluating the trend out to day 28, in the two placebo patients there was a consistent increase up to 0.5% in absolute terms, or a variable response, respectively. In the treatment arm, in two subjects there was a consistent decrease of 0.5% and 1.1%, in three subjects essentially no change, and in the final two subjects an increase of 0.2% and 0.3%, respectively. After treatment the average HbA1c continued to decline in the treatment group. A similar trend of greater AKP-020 treatment associated decreases in HbA1c decreases for naïve versus metformin pre-treated subjects was also observed. We plan to determine the statistical significance of these results in future trials.

We also further evaluated the mechanism of action of AKP-020 by analyzing the hyperglycemic-euglycemic clamp portion of this study. While in certain subjects there was an indication that AKP-020 treatment was associated with an increase in glucose metabolic rate, this did not hold true across the entire treatment group. We plan on doing further mechanistic studies as part of our continued development efforts.

Importantly, no drug related adverse events were observed during the study. The final interpretation of these results will be made in conjunction with discussions with the FDA once all of the data is collected. We cannot be certain when all data will be collected, or what the results of our analyses or the feedback and interpretation of the FDA will be.

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

Results of Operations for the Three Months and Nine Months ended September 30, 2008

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Research and Development Expenses

In May 2006, we began the development of a clinical research protocol and began conducting other activities to support the initiation of new clinical trials related to AKP-020. The cost of our research and development activities during the three months ended September 30, 2008 was $1,177,823 compared to $1,072,648 for the three months ended September 30, 2007. The primary research and development expenditures during both periods were for preclinical safety studies. During the third quarter of 2007, those expenditures were for a 28-day preclinical safety study, as well as product design and manufacturing-related costs. We conducted a Phase IIa human clinical trial during the first and second quarters of 2008. During the third quarter of 2008 we incurred costs related to studying the data from the human clinical trial and we initiated a Preclinical Safety Study.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 were $570,532 as compared to $385,298 for the three months ended September 30, 2007. The increase for the three months ended September 30, 2008 when compared to the three months ended September 30, 2007, resulted from an increase in personnel costs due to the addition of one senior level employee and salary increases to the other two employees. In addition, legal fees increased during the three months ended September 30, 2008, when compared to the three months ended September 30, 2007, due primarily to assistance provided to us by our attorneys in evaluating strategic options being studied by us as described in the Company’s Current on Report Form 8-K, as amended, filed with the SEC on October 8, 2008 and October 22, 2008, which is hereby incorporated by reference herein.

Interest (Expense) Income, net

Interest (expense)/income, net for the three months ended September 30, 2008 and 2007, was $(14,962) and $4,592, respectively. The primary cause for the change was that, as more fully explained in the following section, Liquidity and Capital Resources, in June 2007, we borrowed $1 million from the Bank. Consequently, we had significantly more interest expense for the three months ended September 30, 2007 when compared to the three months ended September 30, 2008 as a result of a lower average principal balance due to the Bank during the third quarter of 2008. However, offsetting the higher interest expense in the third quarter of 2007, we had significantly more interest income during the three months ended September 30, 2007 than we did during the three months ended September 30, 2008 when our average cash balance was much higher than it was during the three months ended September 30, 2008. The higher average cash balance during the third quarter of 2007 was the result of an equity financing in November 2006 that resulted in net proceeds to us of approximately $4.247 million in addition to the $1 million we borrowed from the Bank in June 2007.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Research and Development Expenses

In May 2006, we began the development of a clinical research protocol and began conducting other activities to support the initiation of new clinical trials related to AKP-020. The cost of our research and development activities during the nine months ended September 30, 2008 was $2,474,932 compared to $1,491,741 for the nine months ended September 30, 2007. The primary reason for the increase in research and development expense between the two periods is that, during the nine months ended September 30, 2007, we were still in the planning phase of our clinical trials whereas, the clinical trials actually commenced in February 2008 and concluded in June 2008. In addition, at the conclusion of the Phase IIa clinical trial in June 2008, we incurred a milestone payment related to our license agreement with UBC, and we also incurred certain sponsored research fees at UBC during the nine months ended September 30, 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $1,586,291 as compared to $1,359,268 for the nine months ended September 30, 2007. The increase for the nine months ended September 30, 2008 resulted from the addition of a senior level employee in June 2008 and salary increases for the other two employees in June 2008, as well as the retention of a government affairs consultant in July 2007. The contract with the government affairs consultant was terminated June 30, 2008. In addition, our expenses associated with our public relations and investor relations efforts increased during the nine months ended September 30, 2008.

Interest (Expense) Income, net

Interest (expense)/income, net for the nine months ended September 30, 2008 and 2007, was $(46,362) and $55,429, respectively. The primary cause for the change was that, as more fully explained in the following section, Liquidity and Capital Resources, in June 2007, we borrowed $1 million from the Bank. Consequently, we had significantly more interest expense for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007 as a result of incurring interest expense for nine months during the nine months ended September 30, 2008 compared to only three months during the nine months ended September 30, 2007. In addition, during the nine months ended September 30, 2007, we had significantly more interest income than we did during the nine months ended September 30, 2008 since our average cash balance was much higher during the nine months ended September 30, 2007 than it was during the nine months ended September 30, 2008. The higher average cash balance during the nine months ended September 30, 2007, was the result of an equity financing in November 2006 that resulted in net proceeds to us of approximately $4.247 million in addition to the $1 million we borrowed from the bank in June 2007.

Liquidity and Capital Resources

We have significant liquidity and capital resources issues relative to our recurring losses from operations, which raises substantial doubt about our ability to continue as a going concern. We have incurred losses and negative cash flows from operations since inception and we have an accumulated deficit of $15.3 million at September 30, 2008. As of September 30, 2008, we have a cash balance of approximately $780,000. In addition, as more fully described below and in Footnote 5 to the financial statements above, in September 2008, the Company entered into a Purchase Agreement with Avalon. Avalon is a current stockholder, owning 7,670,442 shares of the Company’s stock, or 31% of shares outstanding as of September 30, 2008. Pursuant to the Purchase Agreement, we have the ability to sell to Avalon one or more Notes in an aggregate principal amount of up to $2.0 million. Of that amount, we sold Avalon a Note with a principal balance of $1.0 million in September 2008, which leaves us with the ability to sell Avalon one or more additional Notes with an aggregate principal balance of $l.0 million.

At September 30, 2008, we have accrued expenses and accounts payable as of that date of approximately $627,000. In addition, the principal balances on the outstanding Avalon Note and bank debt as of that date are $1.0 million and $500,000, respectively. Also, in August 2008, we authorized the initiation of the Preclinical Safety Studies with CRL. If each Preclinical Safety Study is completed, we anticipate that these fees will total approximately $1,200,000, of which, as of September 30, 2008, based on the criterion described in Footnote 4 we have expensed and recorded in research and development expenses approximately $844,000, of which approximately $389,000 is included in accounts payable in the accompanying financial statements. The remaining amount will be incurred across multiple reporting periods. However, if we elect to terminate either Preclinical Safety Study prior to the completion thereof, we will only be obligated to pay CRL a pro rata portion of the fees applicable to such Preclinical Safety Study based on the progress of such Preclinical Safety Study at the time of termination. Our monthly recurring cash expenditures are approximately $125,000, which includes principal and interest payments on our bank debt. Additional development work on our proposed pharmaceutical products will depend on the future availability of cash.

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

We have financed our operations primarily through the sale of equity securities, the Bridge Financing and borrowings under a credit facility with the Bank. We invest excess cash in a money market account that will be used to fund future operating costs. Cash and cash equivalents totaled $779,616 at September 30, 2008, compared to $1,110,196 at December 31, 2007. The primary reason our cash did not significantly decrease during that period despite our operating loss of approximately $4.1 million for the nine months ended September 30, 2008 is the Bridge Financing and equity financing we entered into with Avalon in September 2008 and March 2008, respectively, as described below. We primarily fund current operations with our existing cash and cash equivalents. Cash used in operating activities for the nine months ended September 30, 2008 totaled $3,014,291.

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

In September 2008 the Company entered into the Purchase Agreement with Avalon. Avalon is a current stockholder, owning 7,670,442 shares of the Company’s stock, or 31% of shares outstanding as of September 30, 2008. Pursuant to the Purchase Agreement, the Company has the ability to sell to Avalon one or more Notes in an aggregate principal amount of up to $2.0 million, each of which will be issued together with a corresponding Warrant.

Each Note has an interest rate of 8% per annum and will mature on the Maturity Date. In the event of a Qualifying Financing prior to the Maturity Date, the Loan Balance will automatically convert into the number of Qualifying Financing Shares as is determined by dividing the then-outstanding Loan Balance by the price per Qualifying Financing Share paid by investors in connection with the Qualifying Financing.

Each Note will be issued together with a Warrant to purchase additional shares of Qualifying Financing Shares at a price per share equal to the price per Qualifying Financing Share paid by investors in the Qualifying Financing (subject to adjustment as provided in each Warrant). The number of Qualifying Financing Shares available for purchase under each Warrant shall be equal to the quotient of: (i) 15% of the initial principal amount of the corresponding Note issued to Avalon; divided by: (ii) the applicable exercise price.

Pursuant to the Purchase Agreement, an initial closing of the Bridge Financing was held on September 29, 2008, and involved the sale to Avalon of a Note (and a corresponding Warrant) representing an initial principal amount of $1.0 million. The issuance of the Note and Warrant under the Purchase Agreement was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

Kevin Kinsella, a beneficial owner of the Company’s common stock, a holder of warrants to purchase common stock and member of the Company’s Board of Directors, is a managing member of Avalon. Jay Lichter, the Company’s Chairman of the Board of Directors and an option holder, is a member of an Avalon affiliate.

The Purchase Agreement and Bridge Financing were unanimously approved by a special committee of the Company’s board of directors comprised entirely of disinterested directors.

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

In December 2006, we entered into a loan and security agreement with the Bank that provided for a loan of up to $1.0 million to finance general corporate purposes, which amount the Company borrowed in June 2007. The loan is payable in 30 monthly principal payments of $33,333 (in each case, plus monthly interest payments equal to the Bank’s prime rate plus 0.75%) and matures in December 2009. At September 30, 2008, the interest rate for the loan was 5.75%, and the remaining principal balance on the loan was $500,000. The Company has granted a security interest in favor of the Bank in substantially all of its tangible assets as collateral for the loan under the loan and security agreement, and the agreement imposes certain limitations on the Company’s ability to engage in certain transactions. In connection with the agreement, the Company also issued to the Bank a warrant to purchase up to 50,000 shares of its common stock. The warrant is exercisable for seven years from the date of issuance at an exercise price per share of $0.60. The fair value of the warrant issued to the Bank was determined to be $55,505 using a Black-Scholes model, which amount was recorded as debt issuance costs and is being amortized over the life of the agreement. Interest expense, excluding amortization of debt issuance costs, for the three and nine months ended September 30, 2008 and 2007 was $8,021, $30,859, $20,996 and $26,996, respectively. Amortization of debt issuance costs for the three and nine months ended September 30, 2008 and 2007 was $7,017, $21,050, $7,017 and $20,947, respectively.

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

Effect of New Accounting Policies

In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an illustrative example. The illustrative example is intended to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 is effective October 10, 2008. The Company does not expect the adoption of FSP FAS 157-3 to affect future reporting or disclosures.

In September 2008, the FASB issued FASB Staff Position FAS 133-1 and FASB Interpretation No. 45-4. The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133 to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FIN 45 to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. Finally, the FSP clarifies that the disclosures required by SFAS No. 161 should be provided for any reporting period beginning after November 15, 2008. The Company does not expect the adoption of the FSP to affect future reporting or disclosures.

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

Because we have minimal debt, our exposure to market risks associated with changes in interest rates arise from increases or decreases in interest income earned on our investment portfolio. We attempt to ensure the safety and preservation of invested funds by limiting default risks, market risk, and reinvestment risk. We mitigate default risk by investing in short-term investments. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2008.

Item 4T.	Controls and Procedures

The certifications of our Chief Executive Officer and Chief Financial Officer, filed as Exhibits 31.1, 31.2 and 32.1, should be read in conjunction with this Item 4.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have determined that our disclosure controls and procedures were effective as of September 30, 2008.

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

Except as otherwise disclosed in its Current Reports on Form 8-K, the Company did not conduct any unregistered sales of equity securities during the three months ended September 30, 2008.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

See attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKESIS PHARMACEUTICALS, INC.

By:	/s/ Carl P. LeBel
Carl P. LeBel President and Chief Executive Officer

Date: November 5, 2008

Akesis Pharmaceuticals, Inc. and Subsidiaries

Exhibit Index

Exhibit Number	Description

3.1(1)	Articles of Incorporation, as amended, of the Registrant

3.2(1)	Bylaws of the Registrant

4.1(2)	Form of Warrant to Purchase Common Stock issued pursuant to that certain Common Stock and Warrant Purchase Agreement dated December 30, 2005 between the Company and the purchasers therein

4.2(2)	Form of Warrant to Purchase Common Stock issued pursuant to the Form of Finder Agreement

4.3(3)	Form of Warrant to Purchase Common Stock issued pursuant to that certain Securities Purchase Agreement dated November 21, 2006 between the Company and the purchasers therein

4.4(3)	Warrant to Purchase Common Stock dated November 21, 2006 between the Company and Globalvest Partners, LLC

4.5(4)	Form of Warrant issued to Investors in the Financing dated December 15, 2006

4.6(4)	Warrant, dated as of December 15, 2006, issued to Globalvest Partners, LLC

4.7(4)	Warrant, dated as of December 15, 2006, issued to Square 1 Bank

4.8(5)#	Warrant to Purchase Common Stock dated October 2, 2006 between the Company and Edward Wilson.

4.9(6)	Warrant, dated as of March 25, 2008, issued to Avalon Ventures VII, L.P.

4.10(10)	Form of Convertible Promissory Note issued pursuant to that certain Note and Warrant Purchase Agreement, dated as of September 29, 2008, by and between the Company and Avalon Ventures VII, L.P.

4.11(10)	Form of Warrant to Purchase Capital Stock issued pursuant to that certain Note and Warrant Purchase Agreement, dated as of September 29, 2008, by and between the Company and Avalon Ventures VII, L.P.

10.1(7)#	Form of Stand-Alone Stock Option Agreement

10.2(8)	Revised Letter of Payment Authorization, effective as of June 18, 2008, between the Company and Charles River Laboratories relating to the Preclinical Safety Studies.

10.3(9)#	Stand-Alone Stock Option Agreement dated as of June 26, 2008, by and between the Company and Dr. LeBel.

10.4(10)	Note and Warrant Purchase Agreement, dated as of September 29, 2008, by and between the Company and Avalon Ventures VII, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 24, 2005.

(2)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on January 6, 2006.

(3)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on November 27, 2006.

(4)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on December 20, 2006.

(5)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on October 3, 2006.

(6)	Incorporated by reference to the Company’s Form 10-KSB as filed with the SEC on March 31, 2008.

(7)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on June 19, 2008.

(8)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on June 24, 2008.

(9)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 2, 2008.

(10)	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on October 3, 2008.

#	Indicates management contract or compensatory plan.